Form 10-K
period 2021-12-31
Viscogliosi Brothers Acquisition Corp
filed 2022-04-14
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41206

Viscogliosi Brothers Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-404420
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

505 Park Avenue, 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 583-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant to acquire one share of Common Stock	VBOCU	The Nasdaq Global Market LLC
Warrants included as part of the units	VBOCW	The Nasdaq Global Market LLC
Common stock, par value $0.0001 per share	VBOC	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of April 14, 2022 was 20,793,750 including shares of common stock underlying the units and warrants, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

• our ability to complete our initial business combination;

• our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

• our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

• our potential ability to obtain additional financing to complete our initial business combination;

• our pool of prospective target businesses;

• the ability of our officers and directors to generate a number of potential investment opportunities;

• the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

• our public securities’ potential liquidity and trading;

• the lack of a market for our securities; or

• our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Viscogliosi Brothers Acquisition Corp.

Overview

We are a blank check company whose business purpose is to effect a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this Annual Report on Form 10-K as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus our search on businesses that have their primary operations located in North America and Europe in the neuro-musculoskeletal industry.

Our Sponsor and CEO

Our sponsor is an affiliate of Viscogliosi Brothers, LLC (“VB”), a single-family office founded by Anthony, John, and Marc Viscogliosi, with extensive experience in the neuro-musculoskeletal (“NMS”) industry. VB has invested in more than 30 companies in the healthcare sector over the past two decades and has deployed a majority of its investment in the NMS industry. VB has a long history of growing venture-stage companies to global, commercialized businesses through organic expansion and strategic acquisitions. Today, these businesses have cumulative revenues exceeding $750 million.

John J. Viscogliosi, our President, Chief Executive Officer and Chairman, has more than 20 years of operating and investing experience in the NMS industry. From 2004 to 2020 he was the Chairman and Chief Executive Officer of Centinel of Centinel Spine, which he led to become the largest privately held spinal health company focused on anterior column reconstruction. In 2017, Mr. Viscogliosi led the acquisition for Centinel Spine of Prodisc from Johnson & Johnson. He subsequently repositioned the business and achieved annual double-digit revenue growth, and today the Prodisc portfolio represents over half of Centinel Spine’s total sales. In addition, Mr. Viscogliosi successfully doubled Centinel Spine’s surgeon and distributor bases and expanded the company’s global reach to 21 geographic markets. He also helped expand the patient population receiving lumbar total disc replacements and improved the company’s private insurer reimbursement coverage by adding nearly 30 million covered lives. In addition, Mr. Viscogliosi led the creation of the Patient Education Program, which leveraged key athletic ambassadors to increase patients’ spine knowledge and their awareness of resources available to relieve spine-related pain. He also organized a regulatory strategy to submit three FDA PMA (Premarket Approval) supplements for cervical Prodisc, expanding the company’s product portfolio to establish the market-leading cervical and lumbar total disc replacement platform. Mr. Viscogliosi further oversaw the development and execution of the 2-level Prodisc SK and VIVO clinical trial, to further expand the clinical data relating to the Prodisc product portfolio.

Mr. Viscogliosi is a founding member, and since 1999 has been a principal, of Viscogliosi Bros, LLC. In addition, since July 2020, he has been the Executive Chairman of VB EnviroCare. He previously co-founded multiple NMS businesses, including Paradigm Spine, LLC, Small Bone Innovations, Inc., Knee Creations, LLC, Musculoskeletal Clinical Regulatory Advisers, LLC and Spine Solutions, Inc. Mr. Viscogliosi served on the Board of Directors of Small Bone Innovations, Inc. and Woven Orthopedic Technologies, LLC. Additionally, Mr. Viscogliosi was formerly on the boards of Spine Solutions, Inc. and Knee Creations, LLC, and played an integral part in the sales of those companies to Johnson & Johnson Depuy-Synthes and Zimmer Holdings, respectively.

Our Board of Directors

John J. Viscogliosi  serves as our President, Chief Executive Officer and Chairman of our Board of Directors. In addition to Mr. Viscogliosi, we have six additional board members: F. Samuel Eberts III, Dan Drawbaugh, John N. Kastanis, Fares Zahir, Marc R. Viscogliosi and Dr. Jack E. Zigler, four of whom are independent directors.

F. Samuel Eberts III is an international legal executive with over 30 years of diverse experience in healthcare, biotechnology, and specialty consumer products industries. He is the Chief Executive Officer of Darter Group LLC, a healthcare consultancy which he founded in 2013, and a Senior Lecturing Fellow at Duke University School of Law. From 2004 to 2019, Mr. Eberts was the Chief Legal Officer, Corporate Secretary and Senior Vice President of Corporate Affairs for Laboratory Corporation of America Holdings, a leading global life sciences company. Prior to his roles at LabCorp, Mr. Eberts was Vice President, Secretary, and General Counsel of Stepan Company. Before joining Stepan Company, he was Assistant General Counsel for Cardinal Health, Inc., and Associate General Counsel for Allegiance Healthcare Corporation. Prior to that time, he was Chief Counsel at Baxter International’s North American Biotech division, and Corporate Counsel in the Office of the General Counsel at Baxter International Inc. Mr. Eberts is the Chairman of the Board of Easter Seals UCP of North Carolina and Virginia, Chairman of the Board of Synergy VetPet, Inc. and a Board member of Duo Technologies, LLC. He is also a member of the Board of Trustees for Endicott College and the Wilson Council of the Woodrow Wilson International Center for Scholars. Mr. Eberts has previously served as Director and Member of the Investment Committee of MedCap Growth Equity Funds and as Board Member of the Alamance Community College Foundation. Mr. Eberts received his Bachelor of Science in Political Science at Loyola University of Chicago and later obtained his J.D. from Boston University School of Law.

Dan Drawbaugh is the Chief Executive Officer of The Steadman Clinic (TSC) and Steadman Philippon Research Institute (SPRI) in Vail, Colorado. As CEO since 2015, Mr. Drawbaugh leads a team of talented physicians, researchers, scientists, and administrators who make TSC and SPRI one of the most sought-after orthopaedic sports medicine destination centers in the world. Mr. Drawbaugh strategically expanded the organization’s partnerships with Varsity Healthcare Partners, Vail Health, Aspen Valley Hospital and a variety of technology companies, to continue advancing the organization’s global prominence in sports and orthopaedic medicine through investments in research capabilities and new scientific laboratories. Mr. Drawbaugh is a proven leader and innovator in healthcare information technology with over 30 years of experience in the areas of information and biomedical technologies. Mr. Drawbaugh joined TSC and SPRI in 2015 from the University of Pittsburgh Medical Center, where he held the position of Chief Information Officer and other positions for 31 years. Mr. Drawbaugh currently serves as a board member at MJP Innovations and has previously served on the Boards of Directors/Advisors of Oracle, IBM, Verizon Wireless, GENCO (now FedEx), Vestar Capital Partners, dbMotion and Omnyx. Mr. Drawbaugh earned his bachelor’s degree in biomedical and electrical engineering technology from Temple University and his MBA from Duquesne University.

John N. Kastanis, MBA, FACHE, is an accomplished health systems executive with significant experience leading and teaching in high acute, tertiary-care, quaternary-care and specialty hospitals. His core expertise is in strategic planning, governance, fund development and academic medicine, while also managing large Medicaid and Medicare patient populations. Mr. Kastanis has a proven record of success with financial turnarounds, mergers, corporate restructurings, integrated delivery network development, labor-management negotiations and performance improvement. As President and CEO of University Hospital, Newark, NJ from 2016 to 2018, Mr. Kastanis led the state’s primary teaching hospital and clinical research site for Rutgers New Jersey Medical School, the state’s only Northern New Jersey Level 1 Trauma Center, and the EMS 911 service for the City of Newark. Kastanis has also served from 2011 to 2016 as President and CEO at Temple University Hospital and led the Hospital for Joint Diseases Orthopedic Hospital, among several others. Since 2018 he has been the Principal & Consultant of JNK Consulting, an independent healthcare consulting practice where he has served as an Advisory Board Member for multiple companies. He has served on numerous boards and commissions including more recently with the Board of Managers of the Vizient University Health System Consortium, the New Jersey Hospital Association, the Greater Newark Healthcare Coalition, the Greater New York Hospital Association and America’s Essential Hospitals. Mr. Kastanis holds an MBA in healthcare management from Baruch College-Mount Sinai School of Medicine, a B.A. in Political Science from Queens College and is Board Certified as a Life Fellow in the American College of Healthcare Executives (LFACHE). He has also provided recent lectures to medical societies, medical ground rounds, and universities (Harvard and Arcadia) on health care reform and financial & operational turnarounds.

Fares Zahir, CFA, ASA is the CEO of Xeraya Capital Sdn Bhd since January 2012. He has around 25 years of experience in the field of investments in public and private equities. Mr. Zahir was previously with Khazanah Nasional Bhd, where he headed the Life Sciences Unit that formulates investment strategies and monitors the organisation's life sciences investments. Mr. Zahir also headed Khazanah's Research Unit that undertakes research work in the areas of financial capital markets, industrial organisation and economics. Fares co-founded Xeraya Capital during his tenure in Khazanah together with other team members who collectively provided key advice and guidance to the Government of Malaysia on incentivising the Malaysian private sector to invest in risk capital. Fares has been a board member of the Malaysian Technology Development Corporation (MTDC) since October 2005 and was appointed as an independent board member of the Malaysian BioEconomy Development Corporation (formerly known as Malaysian Biotechnology Corporation) in December 2011. In addition, he sits on the board of investee companies in the US, Germany and in Malaysia. From 1999 to 2005, Fares was Director, Investment Research at UBS Investment Bank where he was a key member of their top-rated Malaysian equity research team. Prior to that he was a fund manager with the Schroder Group (also a JV company of the PNB Group) where he managed the Schroder Group's institutional client portfolio after serving as an investment analyst, making investment recommendations to the Schroder Group's portfolio managers worldwide. Fares started his career in Malaysia in the actuarial department of American International Assurance Co Ltd in Kuala Lumpur. Fares holds a Bachelor of Economics degree in Actuarial Studies from Macquarie University in Australia and a Master of Applied Science in Operations Research from University Technology Sydney. He is also a Chartered Financial Analyst (CFA) and an Associate of the Society of Actuaries (ASA) of North America.

Marc R. Viscogliosi is one of the founders of Viscogliosi Brothers, LLC and is an experienced CEO, Venture & Private Equity Investor and Company/Industry Creator with a proven track record of success over the last two decades in the medical device industry. Having completed over $800 million in equity and debt capital raises at all levels of a company’s lifecycle, Mr. Viscogliosi is particularly sensitive to matching the capital needs of a business to its value inflection points, while generating over $2.1 billion in exit values for investor-partners and stakeholders. Over the last 20 years at VB, Mr. Viscogliosi has been principally responsible for driving innovation identification, regulatory and clinical strategies of the portfolio companies and capitalization structuring optimization of the portfolio companies. As Founder and CEO of Paradigm Spine, Mr. Viscogliosi was responsible for raising approximately $80 million in institutional equity investment and approximately $125 million of net debt in execution of its value creation strategy. As Executive Chairman of Knee Creations, Mr. Viscogliosi was responsible for guiding the business from product concept to early commercialization and ultimately its acquisition by Zimmer Biomet for nearly 10x revenues. As Founder and CEO of MCRA, LLC, Mr. Viscogliosi has been responsible for building MCRA into a leading medical device regulatory CRO with nearly 100 professionals working with more than 150 clients on a monthly basis to achieve its strategic regulatory and clinical objectives. Mr. Viscogliosi graduated with a Bachelor of Arts degree from New York University with a double-major in Economics and Political Science.

Dr. Jack E. Zigler, MD, FACS, FAAOS, is an orthopedic spine surgeon and from 2008 to 2018 was Medical Director at the Texas Back Institute (TBI). He was Co-Director of the Spine Surgery Fellowship Program at TBI and served as Principal Investigator or Sub-Investigator on approximately twelve FDA studies. Dr. Zigler previously served from 1991 to 1996 as a Clinical Professor of Orthopedic Surgery at the USC School of Medicine and from 1994 to 1996 at the UCI School of Medicine. At that time, Dr. Zigler was also the Chief of the Spinal Injury Service and the Director of Fellowship & Residency Training at the Rancho Los Amigos Medical Center. Since 2018 he has been a member of the Medical Advisory Board of Veritas Health, International Society for the Advancement of Spine Surgery (“ISASS”), a member of the Board of Trustees of AO Spine, and an Associate Editor at the SAS Journal. Dr. Zigler is a Past President of the American Spinal Injury Association and Immediate Past President of the International Society for the Advancement of Spine Surgery. He has additionally served as chairman of multiple boards, including the AO Lumbar Degenerative Expert Group, the Exhibits and Membership Committees of the Cervical Spine Research Society, the CSRS Committee on Patient Education, the Program Committee of the American Spinal Injury Association and the Task Force on Aging of the North American Spine Society. In addition, Dr. Zigler was a board member of Capital Bank, a publicly traded bank based in San Juan Capistrano, where he served as chairman of the compensation committee. Dr. Zigler has published over 80 studies in the peer-reviewed scientific literature and has authored three textbooks on spine surgery. He received multiple postgraduate training certificates as an Arnold Fellow in Spine Surgery at the Department of Orthopedic Surgery, Case Western Reserve University School of Medicine, a Resident and Chief Resident in Orthopedic Surgery at Mount Sinai School of Medicine and Resident in Surgery at the Long Island Jewish — Hillside Medical Center. Dr. Zigler received his Bachelor of Science (Distinction) from Cornell University and later obtained his M.D. (cum laude) from the SUNY Upstate Medical Center in Syracuse, NY.

Acquisition Strategy

Our acquisition strategy will leverage our management team’s experience in operations, product development, technology management, regulatory strategy, clinical trial development, product positioning, marketing and capital raising to identify unique opportunities in the NMS sector. Moreover, our Board of Directors will leverage their experience and broad industry relationships to further support our acquisition and evaluation process. Given our dedicated approach to the NMS industry and our significant network of relationships, we believe we are well positioned to identify leading potential acquisition targets.

Our goal is to acquire a platform company in the NMS industry that has a:

•	Well-established, differentiated product portfolio with significant growth potential;

•	Product pipeline with a consistent cadence of new product rollouts;

•	Strong management team with a shared vision to create a dominant player within the NMS industry and the ability to rapidly grow the business;

•	Wide distributor network with potential for expansion;

•	Diverse and loyal user base;

•	Strong margins with visible revenue growth potential;

•	and would benefit from being publicly traded and having access to incremental growth capital.

We believe that, upon completing our initial business combination, our management team will use their expertise in growing the business organically to help expand the company’s operations and its sales and distribution channels following the business combination. There will also be a strong emphasis on looking to grow the company through further acquisitions and developing the company as a consolidator within its industry. We believe that there may also be opportunities to make other, peripheral acquisitions at the same time as we complete our initial business combination.

We believe an acquisition by our Company can provide an efficient liquidity and capital-raising mechanism while materially reducing the risks and expenses associated with a traditional initial public offering. Furthermore, we believe VB’s management team is well known to, and respected by, the founders, management, and stockholders of private medical technology companies, and that our leadership’s reputations will be a competitive advantage in attracting high quality targets for our business combination. The VB management team and Board of Directors have extensive operating and transaction experience in the medical technology sector as managers, investors, acquirors and sellers. We intend to leverage this experience and our networks to identify a target company and to deliver operational and economic benefit from a business combination.

Competitive Differentiation

Our focus is to create attractive risk adjusted returns for our stockholders, focusing on limiting technology risk by pursuing clinically proven, innovative technologies executing a differentiated operational, clinical and regulatory strategy. We believe that our team members have proven their ability to commercialize transformational technologies into market disrupting business leaders. We intend to capitalize on our ability to use the following differentiation factors to our advantage:

VB’s extensive ecosystem network of relationships provides us with early access to top quality deals. VB’s ecosystem network includes sponsors, our investor network, key opinion leaders, global surgeon societies, innovation programs access, strategic and corporate relationships, medical institutions and the universe of NMS co-investors. Given these connections, we believe that we provide a competitive sourcing advantage and will be a preferred partner for potential targets.

The niche focus of NMS provides us with an advantage over generalist healthcare investors. The deep domain expertise of our management team, detailed knowledge of market dynamics, understanding of the specific needs of the medical community and experience with the intricacies of market adoption for NMS products and technology provide us with an exceptional ability to select the leading companies in the industry. We believe that generalist healthcare investors lack the ability to understand the risks associated with this niche and to identify leading target companies.

Over VB’s history, VB has used its investment criteria to identify best-in-class companies, products, and technologies. VB has helped companies build strong technology platforms, fulfill clinically unmet needs, achieve successful clinical track records, mitigate regulatory risk, own significant intellectual property and regulatory portfolios and provide market development opportunities. VB is led by an all-in entrepreneur and has an effective business model. We believe VB’s experience investing in and exiting portfolio companies will help provide the Company with the ability to generate positive and favorable returns.

Members of our management team have also participated as financiers in several complex NMS transactions, including licensing agreements, corporate carveouts, IP acquisitions, product divestitures, asset purchase agreements, initial public offerings, company formations, debt recapitalizations, equity recapitalizations, secondary offerings, mergers, acquisitions, joint venture partnerships, debt restructurings, debt placements and private equity placements. We believe these experiences provide a distinct advantage through all stages of the investment process, from deal sourcing to portfolio company exit.

We seek to leverage our team’s experience arranging hundreds of partnerships with suppliers and distributors, initiating manufacturing, building and growing several sales forces, accelerating revenue growth, growing total surgeon users, building hospital distribution networks and creating market leaders within niche markets. We have a great deal of experience working with direct reps, agencies, and independent distributors. Additionally, we have often worked alongside and with large and small medical device companies.

Industry Opportunity

The NMS industry comprises disorders and diseases that affect human body movement involving nerves, muscle, soft tissue, and bones that lead to pain and loss of mobility. According to Orthoworld, the neuro-musculoskeletal market, also known as orthopedics, was valued at $53 billion in 2019, and saw sales growth of approximately 3.8% from 2018 to 2019. Orthopedics is the branch of medicine that deals with NMS diseases. Throughout this section, the terms orthopaedics and NMS will be used interchangeably.

We believe that 100% of the population living an average life expectancy will suffer from an NMS trauma or disease. We believe that NMS diseases and disorders are the number-one cause of long-term pain, physical disability, doctor visits, worker compensation claims and employee absenteeism.

We believe that there are four key sectors within the NMS industry that are of interest to our Company:

1. Implantable Devices:   The implantable devices segment consists of technologies that replace, repair, or support a damaged bone. These devices can be segmented into further categories based on the area of the body or type of treatment they target and offer:

a. Spine: The spine market consists of implants, instruments, and surgical assistance systems to treat degenerative disc disease, herniated discs, scoliosis, vertebral fractures with pedicle screws, artificial discs, motion-preserving and kyphoplasty devices. According to Orthoworld, in 2019, global sales in the spine market amounted to $9.6 billion with almost 63% of global sales accounted for by the top four companies in the segment. Also according to Orthoworld, the spine market is growing at a rate of 3.5% per year and is projected to reach $10.0 billion in sales in 2022.

b. Sports Medicine: The sports medicine market consists of equipment and implantables, including arthroscopes, visualization systems and other similar technologies for the removal of bone and soft tissue. According to Orthoworld, between 2017 and 2019, the sports medicine market grew approximately 5.5% per year and in 2019 accounted for roughly $5.9 billion in global sales.

c. Trauma: The trauma market consists of implants and instruments for internal and external use, such as plates, screws, nails, pin, and external fixators, to treat traumatic injuries affecting the neuromusculoskeletal anatomy. The trauma market is the third largest segment in the orthopedic industry, and according to Orthoworld generated roughly $7.4 billion in global sales in 2019.

d. Total Joint Replacement: The total joint replacement market consists of implants, instruments and surgical assistance systems used to replace or repair failed joints in the knee, hip, shoulder, elbow, wrist, ankle, and digits. According to Orthoworld, the total joint replacement market accounted for $19.5 billion, or over 37%, of global orthopedic sales in 2019.

e. Neuromodulation: The neuromodulation market consists of technologies that use electrical or pharmaceutical agents to alter or modulate nerve activity in a target area. Neuromodulation technology was first introduced in the early 1960s, with the use of deep brain stimulation to resolve chronic and intractable pain and was later extended to indications relating to the spine. According to Neurotech Reports, the market for implanted spinal stimulators was valued at $1.8 billion in 2020 and was expected to continue to grow at double-digit annual growth rates.

2. Service Companies:   Service companies offer comprehensive solutions to other medical device companies facing with clinical, regulatory, reimbursement and product issues. Services vary from one company to another, with some service companies offering a wide range of services and others offering more niche and focused specialties, for example in relation to the product development process of medical devices. Service companies cater to a wide range of medical device companies in the healthcare space.

3. Regenerative Medicine:

a. Biologics: The biologics and biochemical product market for NMS indications accounted for roughly $5.3 billion in 2019, according to Orthoworld. Products in this space include technologies such as allograft and xenograft tissue, synthetic bone graft substitutes, autologous platelet/plasma systems and other similar therapies. We believe that greater demand for regenerative/biologic-type therapies among patients and athletes will drive growth in this market.

b. Therapeutics: The therapeutics market consists of products that are used to treat orthopedic diseases through a biochemical action, and mainly include opioid and non-opioid therapeutic agents. This market also includes the fast-growing digital therapeutics segment. The demand for global digital therapeutics is on the rise, owing to increases in the adoption of smartphones and tablets coupled with healthcare apps, the need to control healthcare costs and rises in incidences of chronic diseases.

4. Contract Manufacturers:   The contract manufacturer segment consists of orthopedic and medical device original equipment manufacturers (OEMs) that are responsible for the production, manufacturing, and assembly of medical devices in all areas of healthcare. These companies are key players in the healthcare and orthopedic supply chain and often work as outsourcing hubs for many of the top medical device developers around the globe.

Overall, healthcare spending continues to grow as a percentage of GDP topping 9.8% in 2018, according to the World Bank. The largest contributors, or foundational drivers, of growth trends in the healthcare industry are: the rapidly aging population, expanding global life expectancy, increasing rates of obesity and diabetes and the rising cost and volume of medical care. All the foundational drivers directly affect the NMS industry. NMS disorders and disease are not only conditions of older age but also effect the entire lifecycle of the patient population. The patient and provider demand for new, innovative, and cost-effective solutions to manage these chronic debilitating diseases remains urgent.

●	Growing Elderly Population: There are more than 668 million people, or 11.6% of the total global population, over the age of 60, and it is estimated that by 2050 this number will increase to 1.5 billion, according to the World Health Organization. We believe that people over the age of 60 are at high risk of joint replacements, degenerative disc disease, arthritis, and osteoporosis, with approximately 17%, 14%, and 3% of the elderly in the U.S. having been diagnosed with arthritis, osteopenia, and osteoporosis, respectively (Burden of Musculoskeletal Diseases).

●	Expanding Life Expectancy: Life expectancy is expected to increase from 73.5 years in 2018 to 74.4 in 2022 and will continue to increase for females in low-mortality countries such as Japan and Sweden (Global Healthcare Report, Deloitte). Medical care spending more than doubles between the ages of 70-90 (Journalist Resource), and with the increase in life expectancy, we believe there should be a sharp increase in healthcare spending as well.

●	Increasing Obesity and Diabetes Rates: Worldwide obesity has nearly tripled since 1975, and today 13% of adults globally are classified as obese, putting them at major risk for NMS disorders as they continue to age (World Health Organization).

●	Rising Cost and Volume of Medical Care: Global healthcare spending was approximately US$8.7 trillion in 2020, with a strong focus on improving healthcare in developing countries (Global Healthcare Report, Deloitte). NMS conditions are the leading cause of disability in the United States and are estimated to cost approximately $980 billion (5.8% of GDP) annually (United States Bone and Joint Initiative).

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% of net assets test. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be considered for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors, or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our initial public offering or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Other Considerations

Members of our management team, including our directors and officers, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any directors or officers was included by a target business as a condition to any agreement with respect to such business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, to the extent required by applicable law or our board of directors, will obtain an opinion from an independent investment banking firm or another independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Each of our sponsor, directors and officers may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 24, 2020. Our executive offices are located at 505 Park Avenue, 14th Floor, New York, NY 10022 and our telephone number is (212) 583-9700. Our website is www.VB-OC.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our common stock that is held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250,000,000 as of the prior June 30th or (2) our annual revenues equaled or exceeded $100,000,000 during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th.

Effecting a Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition targets. From the period prior to our formation through the date of our initial public offering, there were no communications, evaluations or discussions between any of our officers, directors or our sponsor and any of their contacts or relationships regarding a potential initial business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in our company to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors, and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus that we issued in connection with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors in our company offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (excluding taxes payable) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 258,001, or 2.99%, of the 8,625,000 public shares sold in our initial public offering (including the shares sold pursuant to the underwriters exercise of the over-allotment option) to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only a quorum was present at the meeting and that the initial stockholders did not purchase any units in our initial public offering or units or shares in the after-market).

None of our officers, directors, initial stockholders, or their affiliates has indicated any intention to purchase units or shares of common stock in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders, and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors, or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.

Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a majority of the holders of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 258,001, or 2.99%, of the 8,625,000 public shares sold in our initial public offering (including the shares sold pursuant to the underwriters exercise of the over-allotment option) to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only a quorum was present at the meeting and that the initial stockholders did not purchase any units in our initial public offering or units or shares in the after-market). We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering .

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering . However, if our sponsor, officers, or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,750,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the registration statement of which our initial public offering prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,750,000 from the proceeds of our initial public offering held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering , is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering , we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 18 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of our initial public offering, but not more than five business days thereafter, and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in our initial public executed such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.20 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 5 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders redeem their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or redemption amount received by public stockholders may be less than $10.20.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 18 months of the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

•	upon the consummation of our initial public offering, $76,500,000, or $87,975,000 if the over-allotment option is exercised in full, shall be placed into the trust account;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

•	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

•	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

•	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

•	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

•	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

•	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

•	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

•	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

•	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

•	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

•	Our insiders receiving compensation in connection with a business combination; and

•	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, shares of common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) or International Financial Reporting Standards , depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2023. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Annual report on Form 10-K.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 505 Park Avenue, 14th Floor, New York, NY 10022. The cost for this space is included in the $10,000 per-month fee payable to an affiliate of VBOC Holdings, LLC for office space and related services.. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “VBOCU” on January 6, 2022. The common stock and warrants comprising the units began separate trading on Nasdaq on February 28, 2022, under the symbols “VBOC” and “VBOCW”, respectively.

Holders of Record

As of December 31, 2021, there were 2,156,250 of our shares of Common Stock issued and outstanding held by seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Viscogliosi Brothers Acquisition Corp. (the "Company") a newly organized blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination"). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of January 11, 2022, the Company had not commenced any operations. All activity for the period from November 24, 2020 (inception) through January 11, 2022 relates to the Company's formation and the Initial Public Offering (“IPO”)(as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company's sponsor is VBOC Holdings, LLC, a Delaware limited liability company (the "Sponsor")

The registration statement for the Company’s IPO was declared effective on January 6, 2022 (the “Effective Date”). On January 11, 2022, the Company sold the Public Offering of 7,500,000 units (the “Units” and, with respect to the Common stock included in the Units being sold, the “public shares”). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share at $10.00 per Unit.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,250,000 warrants, at a price of $1.00 per Private Placement Warrant in a private placement to (i) the Sponsor which purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., which purchased an aggregate of 187,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share.

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the year ended December 31, 2021 and for the period from November 24, (inception) through December 31, 2020 relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the year ended December 31, 2021 and for the period from November 24 (Inception) through December 31, 2020, we had a net loss of $8,480 and $300, respectively, which consisted entirely of formation costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to January 11, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and $85,777 due to the Sponsor which was paid in full on January 11, 2022 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds following the consummation of our initial public offering in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $2,625,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

Administrative support agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Common Stock Subject to Possible Redemption

All of the 7,500,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. At December 31, 2021 and December 31, 2020, respectively, the Company had no common stock subject to possible redemption.

Net Loss Per Shares Of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2021 and December 31, 2020, respectively, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. On November 24, 2020, the date of the Company’s inception, the Company adopted the new standard. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position
John J. Viscogliosi	53	Chief Executive Officer, President and Chairman
Steve Ward	62	Treasurer and Chief Financial Officer
F. Samuel Eberts III	62	Director
Dan Drawbaugh	63	Director
John N. Kastanis	72	Director
Fares Zahir	54	Director
Marc R. Viscogliosi	47	Director
Jack E. Zigler	69	Director

John J. Viscogliosi, our President, Chief Executive Officer and Chairman, has more than 20 years of operations and turn-around experience in the NMS industry. From 2004 to 2020 he was the Chairman and Chief Executive Officer of Centinel Spine, the largest, privately held spine company focused on anterior column reconstruction. During his tenure as Chairman & CEO, Mr. Viscogliosi was the architect to the success at Centinel Spine. In 2017, Mr. Viscogliosi led the acquisition for Centinel Spine of the prodisc total disc portfolio from Johnson & Johnson. Initially, Prodisc was a double-digit declining product line at Johnson & Johnson and after the acquisition by Centinel Spine, it became the company’s leading revenue driver growing double digits year over year. To date, the Prodisc portfolio contributes more than half of the company’s total sales. In addition, Mr. Viscogliosi successfully doubled the company’s surgeon and distributor bases as well as expanded the company’s global geographic reach to 21 markets. Mr. Viscogliosi also improved reimbursement coverage for patients seeking the Prodisc, improved quality systems by transitioning OUS Prodisc manufacturing significantly expanding Centinel Spine’s gross margin.

Mr. Viscogliosi also led the creation of the Patient Education Program, which leveraged key athletic ambassadors to increase both the patient’s spine education knowledge and their awareness of resources available to relieve spine-related pain. In addition, Mr. Viscogliosi organized a regulatory strategy to submit 3 PMA supplements for cervical Prodisc variants and 2-level lumbar disc approval expanding the product portfolio to establish the market leading cervical and lumbar total disc replacement platform. Mr. Viscogliosi oversaw the development and execution of the 2-level Prodisc SK and VIVO clinical trial to further expand the clinical data and product portfolio of Prodisc.

Mr. Viscogliosi is a founding member, and since 1999 has been a principal, of Viscogliosi Bros, LLC. In addition, since July 2020, he has been the Executive Chairman of VB EnviroCare. He previously co-founded multiple NMS businesses such as Paradigm Spine, LLC, Small Bone Innovations, Inc., Knee Creations, LLC, Musculoskeletal Clinical Regulatory Advisers, LLC and Spine Solutions, Inc. Mr. Viscogliosi served on the Board of Directors of Small Bone Innovations, Inc. and Woven Orthopedic Technologies, LLC.

Additionally, Mr. Viscogliosi was formerly on the Boards of Spine Solutions, Inc. and Knee Creations, LLC. And played an integral part in their sales to Johnson & Johnson Depuy-Synthes and Zimmer Holdings, respectively.

Prior to founding Viscogliosi Brothers, Mr. Viscogliosi served as a Vice President of Investments at Stifel, Nicolaus & Co., Inc., an Associate Director of Investments at Rodman & Renshaw, an Account Executive at First of Michigan Corp. & Dean Witter Reynolds, Inc. and an assistant in the institutional sales and trading department of Martin Simpson & Co., Inc.

Mr. Viscogliosi graduated from Wayne State University with a BS in Criminal Justice.

Steve Ward, our Treasurer and Chief Financial Officer has been an independent Director of Aquarius II Acquisition Corp since May 2021. Since March 2019 and March 2015, Mr. Ward has been the acting chief financial officer of Spine BioPharma LLC and the chief financial officer and the chief operating officer of Viscogliosi Bros., LLC, respectively. From September 2017 to June 2020, Mr. Ward served as the chief financial officer of Paradigm Spine LLC. From March 2006 to March 2015, Mr. Ward served as the chief financial officer and the chief operating officer of Small Bone Innovations Inc. From December 1999 to January 2006, Mr. Ward served as the vice president of finance and administration of International Technidyne Corporation. From October 1984 to December 1999, Mr. Ward served in many accounting roles, ending as the WW director of accounting operations of Howmedica a business unit of Pfizer. From August 1982 to October 1984, Mr. Ward served as a staff auditor of KMPG LLP. Mr. Ward received his bachelor of science degree in accounting from Fairleigh Dickinson University and master’s degree in business administration in finance from Fairleigh Dickinson University in May 1981 and June 1984, respectively.

Our Board of Directors

John J. Viscogliosi serves as our President, Chief Executive Officer and Chairman of the Board of Directors. In addition to Mr. Viscogliosi, we have six additional board members: F. Samuel Eberts III, Dan Drawbaugh, John N. Kastanis, Fares Zahir, Marc R. Viscogliosi and Dr. Jack E. Zigler as members to the Board of Directors, four of whom are independent pursuant to the rules of Nasdaq.

John J. Viscogliosi has served as our President and Chief Executive Officer since November 2020 and serves as the Chairman of our Board.

F. Samuel Eberts III is an international legal executive with over 30 years of diverse experience in healthcare, biotechnology, and specialty consumer products industries. He is the Chief Executive Officer of Darter Group LLC, a healthcare consultancy which he founded in 2013, and a Senior Lecturing Fellow at Duke University School of Law. From 2004 to 2019, Mr. Eberts was the Chief Legal Officer, Corporate Secretary and Senior Vice President of Corporate Affairs for Laboratory Corporation of America Holdings, a leading global life sciences company. Prior to his roles at LabCorp, Mr. Eberts was Vice President, Secretary, and General Counsel of Stepan Company. Before joining Stepan Company, he was Assistant General Counsel for Cardinal Health, Inc., and Associate General Counsel for Allegiance Healthcare Corporation. Prior to that time, he was Chief Counsel at Baxter International’s North American Biotech division, and Corporate Counsel in the Office of the General Counsel at Baxter International Inc. Mr. Eberts is the Chairman of the Board of Easter Seals UCP of North Carolina and Virginia, Chairman of the Board of Synergy VetPet Inc. and a Board member of Duo Technologies, LLC. He is also a member of the Board of Trustees for Endicott College and the Wilson Council of the Woodrow Wilson International Center for Scholars. Mr. Eberts has previously served as Director and Member of the Investment Committee of MedCap Growth Equity Funds and as Board Member of the Alamance Community College Foundation. Mr. Eberts received his Bachelor of Science in Political Science at Loyola University of Chicago and later obtained his J.D. from Boston University School of Law.

Dan Drawbaugh is the Chief Executive Officer of The Steadman Clinic (TSC) and Steadman Philippon Research Institute (SPRI) in Vail, Colorado. As CEO since 2015, Mr. Drawbaugh leads a team of talented physicians, researchers, scientists, and administrators who make TSC and SPRI one of the most sought- after orthopaedic sports medicine destination centers in the world. Mr. Drawbaugh strategically expanded the organization’s partnerships with Varsity Healthcare Partners, Vail Health, Aspen Valley Hospital and a variety of technology companies, to continue advancing the organization’s global prominence in sports and orthopaedic medicine through investments in research capabilities and new scientific laboratories. Mr. Drawbaugh is a proven leader and innovator in healthcare information technology with over 30 years of experience in the areas of information and biomedical technologies. Mr. Drawbaugh joined TSC and SPRI in 2015 from the University of Pittsburgh Medical Center, where he held the position of Chief Information Officer and other positions for 31 years. Mr. Drawbaugh currently serves as a board member at MJP Innovations and has previously served on the Boards of Directors/Advisors of Oracle, IBM, Verizon Wireless, GENCO (now FedEx), Vestar Capital Partners, dbMotion and Omnyx. Mr. Drawbaugh earned his bachelor’s degree in biomedical and electrical engineering technology from Temple University and his MBA from Duquesne University.

John N. Kastanis, MBA, FACHE, is an accomplished health systems executive with significant experience leading and teaching in high acute, tertiary-care, quaternary-care and specialty hospitals. His core expertise is in strategic planning, governance, fund development and academic medicine, while also managing large Medicaid and Medicare patient populations. Mr. Kastanis has a proven record of success with financial turnarounds, mergers, corporate restructurings, integrated delivery network development, labor-management negotiations and performance improvement. As President and CEO of University Hospital, Newark, NJ from 2016 to 2018, Mr. Kastanis led the state’s primary teaching hospital and clinical research site for Rutgers New Jersey Medical School, the state’s only Northern New Jersey Level 1 Trauma Center, and the EMS 911 service for the City of Newark. Kastanis has also served from 2011 to 2016 as President and CEO at Temple University Hospital and led the Hospital for Joint Diseases Orthopedic Hospital, among several others. Since 2018 he has been the Principal & Consultant of JNK Consulting, an independent healthcare consulting practice where he has served as an Advisory Board Member for multiple companies. He has served on numerous boards and commissions including more recently with the Board of Managers of the Vizient University Health System Consortium, the New Jersey Hospital Association, the Greater Newark Healthcare Coalition, the Greater New York Hospital Association and America’s Essential Hospitals. Mr. Kastanis holds an MBA in healthcare management from Baruch College-Mount Sinai School of Medicine, a B.A. in Political Science from Queens College and is Board Certified as a Life Fellow in the American College of Healthcare Executives (LFACHE). He has also provided recent lectures to medical societies, medical ground rounds, and universities (Harvard and Arcadia) on health care reform and financial & operational turnarounds.

Fares Zahir, CFA, ASA is the CEO of Xeraya Capital Sdn Bhd since January 2012. He has around 25 years of experience in the field of investments in public and private equities. Mr. Zahir was previously with Khazanah Nasional Bhd, where he headed the Life Sciences Unit that formulates investment strategies and monitors the organisation's life sciences investments. Mr. Zahir also headed Khazanah's Research Unit that undertakes research work in the areas of financial capital markets, industrial organisation and economics. Fares co-founded Xeraya Capital during his tenure in Khazanah together with other team members who collectively provided key advice and guidance to the Government of Malaysia on incentivising the Malaysian private sector to invest in risk capital. Fares has been a board member of the Malaysian Technology Development Corporation (MTDC) since October 2005 and was appointed as an independent board member of the Malaysian BioEconomy Development Corporation (formerly known as Malaysian Biotechnology Corporation) in December 2011. In addition, he sits on the board of investee companies in the US, Germany and in Malaysia. From 1999 to 2005, Fares was Director, Investment Research at UBS Investment Bank where he was a key member of their top-rated Malaysian equity research team. Prior to that he was a fund manager with the Schroder Group (also a JV company of the PNB Group) where he managed the Schroder Group's institutional client portfolio after serving as an investment analyst, making investment recommendations to the Schroder Group's portfolio managers worldwide. Fares started his career in Malaysia in the actuarial department of American International Assurance Co Ltd in Kuala Lumpur. Fares holds a Bachelor of Economics degree in Actuarial Studies from Macquarie University in Australia and a Master of Applied Science in Operations Research from University Technology Sydney. He is also a Chartered Financial Analyst (CFA) and an Associate of the Society of Actuaries (ASA) of North America.

Marc R. Viscogliosi is one of the founders of Viscogliosi Brothers, LLC and is an experienced CEO, Venture & Private Equity Investor and Company/Industry Creator with a proven track record of success over the last two decades in the medical device industry. Having completed over $800 million in equity and debt capital raises at all levels of a company’s lifecycle, Mr. Viscogliosi is particularly sensitive to matching the capital needs of a business to its value inflection points, while generating over $2.1 billion in exit values for investor-partners and stakeholders. Over the last 20 years at VB, Mr. Viscogliosi has been principally responsible for driving innovation identification, regulatory and clinical strategies of the portfolio companies and capitalization structuring optimization of the portfolio companies. As Founder and CEO of Paradigm Spine, Mr. Viscogliosi was responsible for raising approximately $80 million in institutional equity investment and approximately $125 million of net debt in execution of its value creation strategy. As Executive Chairman of Knee Creations, Mr. Viscogliosi was responsible for guiding the business from product concept to early commercialization and ultimately its acquisition by Zimmer Biomet for nearly 10x revenues. As Founder and CEO of MCRA, LLC, Mr. Viscogliosi has been responsible for building MCRA into a leading medical device regulatory CRO with 20636131.120636221.1 236208-10001 nearly 100 professionals working with more than 150 clients on a monthly basis to achieve its strategic regulatory and clinical objectives. Mr. Viscogliosi graduated with a Bachelor of Arts degree from New York University with a double-major in Economics and Political Science.

Dr. Jack E. Zigler, MD, FACS, FAAOS, is an orthopedic spine surgeon and from 2008 to 2018 was Medical Director at the Texas Back Institute (TBI). He was Co-Director of the Spine Surgery Fellowship Program at TBI and served as Principal Investigator or Sub-Investigator on approximately twelve FDA studies. Dr. Zigler previously served from 1991 to 1996 as a Clinical Professor of Orthopedic Surgery at the USC School of Medicine and from 1994 to 1996 at the UCI School of Medicine. At that time, Dr. Zigler was also the Chief of the Spinal Injury Service and the Director of Fellowship & Residency Training at the Rancho Los Amigos Medical Center. Since 2018 he has been a member of the Medical Advisory Board of Veritas Health, International Society for the Advancement of Spine Surgery (“ISASS”), a member of the Board of Trustees of AO Spine, and an Associate Editor at the SAS Journal. Dr. Zigler is a Past President of the American Spinal Injury Association and Immediate Past President of the International Society for the Advancement of Spine Surgery. He has additionally served as chairman of multiple boards, including the AO Lumbar Degenerative Expert Group, the Exhibits and Membership Committees of the Cervical Spine Research Society, the CSRS Committee on Patient Education, the Program Committee of the American Spinal Injury Association and the Task Force on Aging of the North American Spine Society. In addition, Dr. Zigler was a board member of Capital Bank, a publicly traded bank based in San Juan Capistrano, where he served as chairman of the compensation committee. Dr. Zigler has published over 80 studies in the peer-reviewed scientific literature and has authored three textbooks on spine surgery. He received multiple postgraduate training certificates as an Arnold Fellow in Spine Surgery at the Department of Orthopedic Surgery, Case Western Reserve University School of Medicine, a Resident and Chief Resident in Orthopedic Surgery at Mount Sinai School of Medicine and Resident in Surgery at the Long Island Jewish — Hillside Medical Center. Dr. Zigler received his Bachelor of Science (Distinction) from Cornell University and later obtained his M.D. (cum laude) from the SUNY Upstate Medical Center in Syracuse, NY.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Messrs. Zahir, Zigler and Drawbaugh, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. John Viscogliosi, Marc Viscogliosi, Eberts and Kastanis, will expire at the second annual meeting of stockholders.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our sponsor, officers and directors, advisor, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisor or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq listing standards and applicable SEC rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Eberts, Kastanis, Drawbaugh, Zahir and Zigler are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties.

Audit Committee

We have established an audit committee of the board of directors, which consists of three members, each of whom is an independent director under Nasdaq’s listing standards. Messrs. Kastanis, Eberts, and Drawbaugh serve as members of our audit committee, and Mr. Kastanis chairs the audit committee. Each of Messrs. Kastanis, Eberts and Drawbaugh meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Kastanis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of three members, each of whom is an independent director under Nasdaq’s listing standards. Messrs. Drawbaugh, Kastanis and Zigler serve as members of the nominating committee, and Mr. Kastanis chairs the nominating committee. Each of Messrs. Drawbaugh, Kastanis and Zigler meet the independent director standard under Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education, and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of three members, each of whom is an independent director under Nasdaq’s listing standards. Messrs. Eberts, Drawbaugh and Zigler serve as members of the compensation committee, and Mr. Eberts chairs the compensation committee. Each of Messrs. Eberts, Drawbaugh and Zigler meet the applicable independent director standards under Nasdaq listing standards.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

Upon consummation of our initial public offering, we adopted a code of ethics that applies to all our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining to which entity a particular business opportunity should be presented, any pre-existing fiduciary obligation will be presented the opportunity before we are presented with it.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	Our officers and directors will not receive distributions from the trust account with respect to any of their founder shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

•	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable, or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability, and exercise period.

The conflicts described above may not be resolved in our or your favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (i) our consummation of an initial business combination and (ii) 18 months from the date of our initial public offering. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Entity’s Business	Affiliation
John J. Viscogliosi	Viscogliosi Brothers, LLC	Financial Services	Principal Co-Founder
	VB Asset Management, LLC	Financial Services	Principal Co-Founder
	Viscogliosi & Co., Inc.	Financial Services	Principal Co-Founder
	VB Angel Network LLC	Financial Services	Co-Founder and Chairman
	VB Enviro Care, LLC	Medical Device	Co-Founder and Board Member
	MCRA, LLC	Medical Device and Biologics	Co-Founder and Board Member
	Spine BioPharma, LLC	CRO Biologics	Co-Founder and Board Member
	Woven Orthopedic Technologies, LLC	Medical Device	Co-Founder
	Companion Spine, LLC	Medical Device	Co-Founder
	Centinel Spine, LLC	Medical Device	Consultant and VB Portfolio Company
	Diamond Orthopedic, LLC	Medical Device	Consultant and VB Portfolio Company
	Enhatch, Inc.	Medical Device	Consultant and VB Portfolio Company
	Ni-Q, LLC	Medical Device	Consultant and VB Portfolio Company
	VB Healthcare Opportunities Fund	Medical Device	Consultant and VB Portfolio Company
	VB Venture Partners VI	Investment Fund	Company Senior Partner
	VB Venture Partners VII	Special Purpose Vehicle	Managing Member
	VB Venture Partners IX	Special Purpose Vehicle	Managing Member
	VB Venture Partners X	Special Purpose Vehicle	Managing Member
	VB Venture Partners XI	Special Purpose Vehicle	Managing Member
	VB Venture Partners XII	Special Purpose Vehicle	Managing Member
	VB Venture Partners XIII	Special Purpose Vehicle	Managing Member
	VB Venture Partners XIV	Special Purpose Vehicle	Managing Member
	VB Venture Partners XV	Special Purpose Vehicle	Managing Member
	VB Venture Partners XVI	Special Purpose Vehicle	Managing Member
	VB Venture Partners XVII	Special Purpose Vehicle	Managing Member

Individual	Entity	Entity’s Business	Affiliation
Steve Ward	Viscogliosi Brothers, LLC	Financial Services	Acting CFO
F. Samuel Eberts III	Daerter Group, LLC	Healthcare and Information Technology	Sole Owner
	Duke University Law School	Higher Education	Senior Lecturing Fellow
	Endicott College	Higher Education	Trustee
	Easters Seals UCP of Virginia and North Carolina	Medical Mental Health and Disability Services	Board Member
Dan Drawbaugh	The Steadman Clinic, LLC	Orthopedic Clinic	CEO
	Steadman Philippon Research Institute	Orthopedic Research	COE
	MJP Innovations	Orthopedic Research	Co-Owner
	Orthopedic Care Partners Duquesne University	Medical Device	Board Member
	Orthopedic Clinic Orthopedic Research	Hospital and Healthcare Higher Education	Board Member
John N. Kastanis	JNK Consulting, LLC	Healthcare Consulting Telehealth	Principal Consultant
	MedSign International Corp.	Medical Device	Board Member
	McGinley Orthopaedic Innovations, LLC	Medical Device	Board Member
	StoneBridge Healthcare, LLC	Hospital Finance and Turnaround Acquisition	Management Team Member
Fares Zahir	Xeraya Capital Sdn Bhd	Financial Services	CEO
	Xeraya Capital Labuan Ltd	Financial Services	CEO
	Malaysian Technology Development Corporation	Financial Services	Board Member
Marc R. Viscogliosi	Viscogliosi Brothers, LLC	Financial Services	Principal
	VB Asset Management, LLC	Financial Services	Co-Founder
	Viscogliosi & Co., Inc.	Financial Services	Co-Founder
	VB Angel Network, LLC	Financial Services	Co-Founder
	VB Enviro Care, LLC	Medical Device	Co-Founder and Chairman
	MCRA, LLC	Medical Device and Biologics CRO Biologics	Board Member
	Spine Biopharma, LLC	Medical Device	Chairman & CEO
	Woven Orthopedic	Medical Device	Co-Founder and Board

Individual	Entity	Entity’s Business	Affiliation
	Technologies, LLC		Member
	Companion Spine, LLC	Medical Device	Co-Founder – Board Member
	Centinel Spine, LLC	Medical Device	VB Portfolio Company
	Diamond Orthopedic, LLC	Medical Device	VB Portfolio Company
	Enhatch, Inc. Ni-Q, LLC	Medical Device	VB Portfolio Company
	VB Venture Partners VI	SPV	Managing Member
	VB Venture Partners VII	SPV	Managing Member
	VB Venture Partners IX	SPV	Managing Member
	VB Venture Partners X	SPV	Managing Member
	VB Venture Partners XI	SPV	Managing Member
	VB Venture Partners XII	SPV	Managing Member
	VB Venture Partners XIII	SPV	Managing Member
	VB Venture Partners XIV	SPV	Managing Member
	VB Venture Partners XV	SPV	Managing Member
	VB Venture Partners XVI	SPV	Managing Member
	VB Venture Partners XVII	SPV	Managing Member
	Paradigm Spine, LLC	Medical Device	Chairman & CEP
Jack E. Zigler	Texas Back Institute	Spine Surgery and Clinical Research	Senior Partner
	Zigler Motors, Inc.	Motor Vehicle Sales	President and Sole Owner
	International Society for the Advancement of Spinal Surgery (IASS)	Education and Advocacy for Spinal Surgeons	Member until 5/15/21

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective founder shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to our initial public offering. If they purchase shares of common stock in our initial public offering or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated certificate of incorporation relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement, or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Compensation Committee Interlocks and Insider Participation

We have a compensation committee in place, which consists of three members, each of whom is an independent director under Nasdaq’s listing standards. Messrs. Eberts, Drawbaugh and Zigler serve as members of the compensation committee, and Mr. Eberts chairs the compensation committee. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We currently pay to an affiliate of VBOC Holdings, LLC for office space and related services an aggregate fee of $10,000 per month

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as the date of this Annual Report on Form 10-K the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of the date of this Annual Report on Form 10-K, we had 9,656,250 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial rights included in the units or the private rights issued pursuant to the Company’s initial public offering as these rights are not convertible until consummation of the Company’s initial business combination.

	Number of	Approximate Percentage of
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Outstanding Common Stock
VBOC Holdings, LLC(2)	2,036,250	23.61%
John J. Viscogliosi	2,036,250&	23.61%
Steve Ward	0	*
F. Samuel Eberts III	30,000	*
Dan Drawbaugh	30,000	*
John N. Kastanis	30,000	*
Fares Zahir	0	*
Marc R. Viscogliosi	2,036,250	23.61
Dr. Jack E. Zigler	30,000	*
All directors and executive officers as a group (8 individuals)	2,156,250	23.61%
Linden GP LLC(3)	650,000	8.7%
Saba Capital Management GP, LLC(4)	551,200	7.3%

*	Less than one percent.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Viscogliosi Brothers Acquisition Corp., 505 Park Avenue, 14th Floor New York, NY 10022.

(2) Consists of shares of common stock owned by VBOC Holdings, LLC, for which Viscogliosi Brothers, LLC is the managing member. Anthony, John J. and Marc R. Viscogliosi, as the Principals of Viscogliosi Brothers, LLC share voting and dispositive control over the shares.

(3) Pursuant to a Schedule 13G filed on January 14, 2022. The address for the Reporting Person is 590 Madison Avenue, 15th Floor, New York, New York 10022. The statement is filed on behalf of each of the following persons (collectively, the “Reporting Persons”): Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”); Linden GP LLC, a Delaware limited liability company (“Linden GP”); Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”); and Siu Min (Joe) Wong (“Mr. Wong”). As of January 11, 2022, each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 650,000 Shares. This 650,000 amount consists of 606,997 Shares held by Linden Capital and 43,003 Shares held by the Managed Accounts. As of January 11, 2022, each of Linden GP and Linden Capital may be deemed the beneficial owner of the 606,997 Shares held by Linden Capital. The Statement relates to Shares (as defined herein) held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts.

(4) Pursuant to a Schedule 13G filed on January 20, 2022. The address for the Reporting Person is 405 Lexington Avenue, 58th Floor, New York, New York 10174. Saba Capital Management, L.P., a Delaware limited partnership ("Saba Capital"), Saba Capital Management GP, LLC, a Delaware limited liability company ("Saba GP"), and Mr. Boaz R. Weinstein (together, the "Reporting Persons"). The filing of the statement should not be construed as an admission that any of the forgoing persons or the Reporting Persons is, for the purposes of Section 13 of the Act, the beneficial owner of the Common Stock reported therein.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. If our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability, and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,156,250 shares of Common stock (the “founder shares”). Subsequently, an aggregate of 150,000 founder shares were transferred to directors of the Company.

Private Placements in connection with the IPO

On January 11, 2022, the Company consummated its initial public offering (“IPO”) of 7,500,000 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000.

Simultaneously with the closing of the IPO, the Company consummated private placements (the “Private Placements”) in which (i) VBOC Holdings, LLC purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., purchased an aggregate of 187,500 warrants (“RJ Warrants” and, together with the Sponsor Warrants, the “Private Placement Securities”) at a price of $1.00 per warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, for an aggregate purchase price of $187,500.

As of January 11, 2022, a total of $76,500,000 ($10.20 per Unit) consisting of the net proceeds from the IPO and a portion of the proceeds from the Private Placements was deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

Subsequently, on January 12, 2022, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on January 14, 2022. The total aggregate issuance by the Company of 1,125,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $11,250,000. On January 14, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 450,000 private warrants, 421,875 to the Sponsor and 28,125 to Raymond James & Associates, Inc. generating gross proceeds of $450,000.

The Private Placement Securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On January 14, 2022, an additional $11,475,000 ($10.20 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units and the gross proceeds from the sale of the additional private warrants was placed in the Trust Account, resulting in a total of $87,975,000 ($10.20 per Unit) held in the Trust Account. An audited balance sheet as of January 11, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Placement Warrants was issued by the Company and filed as an exhibit to that Current Report on Form 8-K.

Related Party Advances

The Sponsor has agreed to advance the Company funds to be used for a portion of the expenses of the initial public offering. These advances are non- interest bearing and unsecured. These advances were repaid upon the closing of the initial public offering out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2021 and December 31, 2020, the Company had been advanced $85,777 and $30,000.

Administrative Support Agreement

Commencing on January 6, 2022, the Company has agreed to pay an affiliate of VBOC Holdings, LLC, our sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the Company’s initial business combination or liquidation, the Company will cease paying these monthly fees.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2022, the underwriter’s elected to fully exercise the over-allotment option at a price of $10.00 per Public Share, the closing of which took place on January 14, 2022. (see Note 6).

The Company paid an underwriting fee of $0.20 per Unit, or $1,725,000, in total which includes the fee that was due upon the full exercise of the underwriters’ over-allotment option.

The underwriters are entitled to a deferred fee of $0.30 per unit, or $3,018,750 due to the option to fully exercise their overallotment, in the aggregate, which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14.	Principal Accountant Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees charged by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) to December 31, 2020 totaled $98,730 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and for the period November 24, 2020 (inception) thru December 31,2020, respectively there were no fees.

Tax Fees. We paid Marcum LLP for tax planning and tax preparation the amount of $6,695 for the year ended December 31, 2021and $0 for the period November 24, 2020 (inception) thru December 31,2020.

All Other Fees. We did not pay Marcum for any other services for years ended December 31, 2021, and for the period from November 24, 2020 (inception) thru December 31, 2020.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements: see Index to Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 6, 2022 by and between the Company and Raymond James & Associates, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
4.4	Warrant Agreement, dated January 6, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
4.5*	Description of Securities
10.1	Letter Agreement, dated January 6, 2022, by and among the Company and its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
10.2	Investment Management Trust Agreement, dated January 6, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
10.3	Registration Rights Agreement, dated January 6, 2022, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
10.4	Indemnity Agreements, each dated as of January 6, 2022, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
10.5	Subscription Agreement, dated January 6, 2022, by and between the Company and Viscogliosi Brothers LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
10.6	Subscription Agreement, dated January 6, 2022, by and between the Company and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 12, 2022)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 30, 2021)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Dated: April 14, 2022	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Viscogliosi	Chief Executive Officer, President and Chairman (Principal Executive Officer	April 14, 2022
John J. Viscogliosi

/s/ Steve Ward	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Steve Ward

/s/ F. Samuel Eberts III	Director	April 14, 2022
F. Samuel Eberts III

/s/ Dan Drawbaugh	Director	April 14, 2022
Dan Drawbaugh

/s/ John N. Kastanis	Director	April 14, 2022
John N. Kastanis

/s/ Fares Zahir	Director	April 14, 2022
Fares Zahir

/s/ Marc R. Viscogliosi	Director	April 14, 2022
Marc R. Viscogliosi

/s/ Jack E. Zigler	Director	April 14, 2022
Jack E. Zigler

VISCOGLIOSI BROTHERS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm (PCAOB ID Number : 688)	F-2

Balance Sheets as of December 31, 2021 and December 31, 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viscogliosi Brothers Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viscogliosi Brothers Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Melville, NY

April 14, 2022

F-2

VISCOGLIOSI BROTHERS ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$25,000	$-
Deferred offering costs	487,805	29,700
Total current assets	$512,805	$29,700

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accrued offering costs and expenses	$410,808	$-
Due to related party	85,777	30,000
Total current liabilities	496,585	30,000

Commitments and Contingencies (Note 6)

Stockholder's Equity (Deficit)
Common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250(1) and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	216	-
Additional paid-in capital	24,784	-
Accumulated deficit	(8,780)	(300)
Total Stockholder's (Deficit)	16,220	(300)

Total Liabilities and Stockholder’s (Deficit)	$512,805	$29,700

(1)	Includes up to 281,250 shares of Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

F-3

VISCOGLIOSI BROTHERS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from November 24, 2020 (inception) through December 31, 2020
Formation and operating costs	$8,480	$300
Net loss	$(8,480)	$(300)

Basic and diluted weighted average shares outstanding(1)	1,875,000	-
Basic and diluted net loss per common stock	$(0.00)	$-

(1)	Excludes up to 281,250 shares of Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

F-4

VISCOGLIOSI BROTHERS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Stockholder's Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of November 24, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(300)	(300)
Balance as of December 31, 2020	-	$-	$-	$(300)	$(300)
Common stock issued to initial stockholder(1)	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	(8,480)	(8,480)
Balance as of December 31, 2021	2,156,250	$216	$24,784	$(8,780)	$16,220

(1)	Includes up to 281,250 shares of Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

F-5

VISCOGLIOSI BROTHERS ACQUISITION CORP.
STATEMENT OF CASH FLOWS

	For the year ended December 31, 2021	For the period from November 24, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(8,480)	$(300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor		300
Changes in current assets and liabilities:
Accrued offering costs and expenses	8,480	-
Net cash used in operating activities	-	-

Cash flows from financing activities:
Proceeds from initial stockholder	25,000	-
Net cash provided by financing activities	25,000	-

Net change in cash	25,000	-
Cash, beginning of the period	-	-
Cash, end of the period	$25,000	$-

Supplemental disclosure of cash flow information:
Deferred offering costs paid by advances from Sponsor	$55,777	$29,700
Deferred offering costs included in accrued offering costs and expenses	$402,328	$-

The accompanying notes are an integral part of these financial statements.

F-6

VISCOGLIOSI BROTHERS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1 - Organization, Business Operations and Liquidity

Viscogliosi Brothers Acquisition Corp. (the "Company") a newly organized blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination"). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 24, 2020 (inception) through December 31, 2021 relates to the Company's formation and the Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is VBOC Holdings, LLC, a Delaware limited liability company (the Sponsor").

The registration statement for the Company’s IPO was declared effective on January 6, 2022 (the “Effective Date”). On January 11, 2022, the Company sold the Public Offering of 7,500,000 units.

Each Unit consists of one share of common stock, $0.0001 par value per share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $75,000,000. The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to an aggregate of 1,125,000 additional Units to cover over-allotments, if any. On January 14, 2022, the Underwriters exercised the over-allotment option to purchase an additional 1,125,000 Units (the “Over-Allotment Units”), generating aggregate gross proceeds of $11,250,000. Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor for an aggregate of 5,062,500 Private Warrants for $1.00 per warrant in a private placement with each whole warrant entitling the holder thereof to purchase one share of common stock at $11.50 per share (the “Additional Private Placement Warrants”).

Upon closing of the IPO, the Private Placement, the sale of the Over-Allotment Units and the additional Trust funding, a total of $87,975,000 was placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $4,451,747 consisting of $1,500,000 of underwriting discount, $2,625,000 of deferred underwriting discount, and $326,747 of other offering costs.

The Sponsor agreed to forfeit up to 281,250 shares of common stock, par value $0.0001, to the extent that the over-allotment option is not exercised in full by the underwriter. On January 14, 2022, the Underwriters exercised the over-allotment option to purchase the Over-Allotment Units thus no shares of common stock remain subject to forfeiture.

Upon the closing of the IPO, management agreed that $10.20 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, will not be released from the Trust Account (the "Trust Account”) until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of 100% of our public shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law). On the completion of the initial Business Combination, all amounts held in the Trust Account will be released to the Company, less amounts released to a separate account controlled by the trustee for disbursal to redeeming stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company does not complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with a the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and (iv) vote any founder shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity

Prior to the completion of the IPO on January 11, 2022, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 and no cash held in its operating account as of December 31, 2021 and December 31, 2020, respectively and did not have any cash equivalents as of December 31, 2021 and December 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Deferred Offering Costs

Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO.

Derivative Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Common Stock Subject to Possible Redemption

All of the 7,500,000 common shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. At December 31, 2021 and December 31, 2020, respectively, the Company had no common stock subject to possible redemption.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2021 and December 31, 2020, respectively, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only "major" tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company's unrecognized tax benefits were nil at December 31, 2021 and management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on November 24, 2020 (inception). Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

The registration statement for the Company’s IPO was declared effective on January 6, 2022 (the “Effective Date”). On January 11, 2022, the Company sold the Public Offering of 7,500,000 units. On January 14, 2022, the Underwriters exercised the over-allotment option to purchase an additional 1,125,000 Units. The purchase price was $10.00 per Unit. Each Unit will consist of one share of Common stock and one-half of one warrant (“public warrant”). Each whole public warrant will entitle the holder to purchase one share of Common stock at an exercise price of $11.50 per whole share, subject to adjustment.

Note 4 - Private Placements

On January 14, 2022, the Company consummated the private placement with the Sponsor, VBOC Holdings, for an aggregate of 5,062,500 warrants and Raymond James & Associates, Inc., purchased an aggregate of 187,500 warrants for $1.00 per warrant with each whole warrant entitling the holder thereof to purchase one share of common stock at $11.50 per share subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination.

The Private Placement Warrants (including the Common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 5 - Related Party Transactions

Founder Shares

On February 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,156,250 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Subsequently, an aggregate of 150,000 founder shares were transferred to directors of the Company.

The Company’ initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. (the “lock-up”).

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor has agreed to advance the Company funds to be used for a portion of the expenses of the Initial Public Offering. These advances are non- interest bearing and unsecured. These advances were repaid upon the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2021 and December 31, 2020, the Company had been advanced $85,777 and $30,000

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from January 11, 2022 to purchase up to 1,125,000 additional Units which it exercised on January 14, 2022 to cover any over-allotments at the IPO price less the underwriting discounts and commissions.

The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, of $1,500,000 as the over-allotment was exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $2,625,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Administrative support agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees.

Note 7 - Stockholders' Equity

Common Stock

The Company is authorized to issue 10,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At December 31, 2021, there were 2,156,250 shares of common stock issued and outstanding of which 281,250 shares were subject to forfeiture to the extent that the underwriters' over-allotment option is not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company's issued and outstanding shares after the IPO. In April 2021, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters' over-allotment option is not exercised. At December 31, 2020, there were no shares of common stock issued and outstanding.

The Company' initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until the earliest of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares.

Warrants

As of December 31, 2021, there were no warrants outstanding Each whole warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under "Redemption of warrants" will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company is not registering the shares of common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided, in each case, that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days' prior written notice of redemption (the "30-day redemption period"); and

•	if, and only if, the reported closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, the management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants multiplied by the excess of the "fair market value" (defined below) over the exercise price of the warrant by (y) the fair market value. The "fair market value" shall mean the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Start-up costs	1,781
Total deferred tax asset	1,781
Valuation allowance	(1,781)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(1,781)

State
Current	—
Deferred	—
Valuation allowance	1,781
Income tax provision	$—

As of December 31, 2021, the Company did not have any U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Valuation allowance	(21.0)%
Income tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the  recording of a full valuation allowances of $1,781 on deferred tax assets.

The Company files federal income tax returns and is subject to examination since inception.

Note 9 - Subsequent Events

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to through the date that the financial statements are issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those noted below.

On January 11, 2022, the Company consummated the IPO of 7,500,000 Units at $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 5,250,000 warrants, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds of $5,250,000.

On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units for $10.00 per unit generating $11,250,000.

On January 18, 2022, $76,500,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and exercise of the over-allotment option were transferred from the Sponsor’s account and deposited in the Company’s bank account.

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees.

