Form 10-Q
period 2022-03-31
Viscogliosi Brothers Acquisition Corp
filed 2022-05-11
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  001-41206

VISCOGLIOSI BROTHERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4044240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Park Avenue, 14th Floor New York, NY 10022
(Address of principal executive offices)

(212) 583-9700
(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2022, 20,793,750 shares of common stock, par value $0.0001 per share, were issued and outstanding.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,458,269	$25,000
Prepaid expenses	214,363	—
Deferred offering costs	—	487,805
Total Current Assets	1,672,632	512,805

Prepaid expenses, non-current	116,741	—
Marketable securities held in Trust Account	88,016,551	—
TOTAL ASSETS	$89,805,924	$512,805

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$298,969	$410,808
Due to related party	90,747	85,777
Total Current Liabilities	389,716	496,585

Deferred underwriting discount	3,018,750	—
Total Liabilities	3,408,466	496,585

Commitments

Common stock subject to redemption, 8,625,000 and no shares at redemption value at March 31, 2022 and December 31, 2021, respectively	87,975,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 2,156,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,577,758)	(8,780)
Total Stockholders’ (Deficit) Equity	(1,577,542)	16,220
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$89,805,924	$512,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating and formation costs	$548,333	$—
Loss from operations	(548,333)	—

Other income:
Interest earned on marketable securities held in Trust Account	41,551	—
Other income	41,551	—

Net loss	$(506,782)	$—

Basic and diluted weighted average shares outstanding	7,533,333	—

Basic and diluted net loss per common stock, redeemable shares	$(0.05)	$—

Basic and diluted weighted average shares outstanding	2,121,875	1,875,000

Basic and diluted net loss per common stock, non-redeemable shares	$(0.05)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	2,156,250	$216	$24,784	$(8,780)	$16,220
Fair value of Public Warrants at issuance	—	—	2,591,813	—	2,591,813
Sale of 5,250,000 Private Placement Warrants	—	—	5,250,000	—	5,250,000
Sale of 450,000 Private Placement Warrants - OA	—	—	450,000	—	450,000
Allocated value of transaction costs to warrants	—	—	(164,026)	—	(164,026)
Funds received for purchase of additional founder shares	—	—	1,822	—	1,822
Remeasurement adjustment for Class A shares to redemption amount	—	—	(8,154,393)	(1,062,196)	(9,216,589)
Net loss	—	—	—	(506,782)	(506,782)
Balance as of March 31, 2022	2,156,250	$216	$—	$(1,577,758)	$(1,577,542)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2021	—	$—	$—	$(300)	$(300)

Common stock issued to initial stockholder	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—
Balance as of March 31, 2021	2,156,250	$216	$24,784	$(300)	$24,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(506,782)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(41,551)	—
Changes in operating assets and liabilities:
Prepaid expenses	(308,309)	—
Due to related party	4,970	—
Accrued offering costs and expenses	353,171	—
Net cash used in operating activities	(498,501)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(87,975,000)	—
Net cash used in investing activities	(87,975,000)	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Proceeds from initial public offering, net of underwriters’ fees	84,525,000	—
Proceeds from private placement	5,700,000	—
Proceeds from directors for additional founder shares	1,822	—
Payments of offering costs	(320,052)	—
Net cash provided by financing activities	89,906,770	25,000

Net Change in Cash	1,433,269	—
Cash – Beginning of period	25,000	—
Cash – End of period	$1,458,269	$25,000

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750	$—
Remeasurement adjustment of common stock subject to possible redemption	$9,216,589	$—
Deferred offering costs paid by advances from Sponsor	$5,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Viscogliosi Brothers Acquisition Corp. (the “Company”) a newly organized blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is VBOC Holdings, LLC, a Delaware limited liability company (the Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 6, 2022 (the “Effective Date”). On January 11, 2022, the Company consummated the Public Offering of 7,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “public shares”). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share at $10.00 per Unit, generating gross proceeds of $75,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,250,000 warrants, at a price of $1.00 per warrant in a private placement to (i) the Sponsor which purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., which purchased an aggregate of 187,500 warrants at a price of $1.00 per warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $187,500 (“RJ Warrants” and, together with the Sponsor Warrants, the “Private Placement Warrants”), generating gross proceeds of $5,250,000, which is discussed in Note 4.

Transaction costs amounted to $5,063,802 consisting of $1,725,000 of underwriting discount, $3,018,750 of deferred underwriting discount, and $320,052 of other offering costs.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any. On January 14, 2022, the underwriters fully exercised the over-allotment option to purchase 1,125,000 Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $11,250,000, and incurred $225,000 in cash underwriting fees and $393,750 in deferred underwriting fees.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Following the closing of the IPO on January 11, 2022 and the underwriters’ full exercise of the over-allotment option on January 14, 2022, $87,975,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a trust account ( the “Trust Account”) until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of 100% of our public shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law). On the completion of the initial Business Combination, all amounts held in the Trust Account will be released to the Company, less amounts released to a separate account controlled by the trustee for disbursal to redeeming stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share.

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

The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with a the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Going Concern and Liquidity

As of March 31, 2022, the Company had approximately $1.46 million in its operating bank account and working capital of approximately $1.28 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short- term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 10, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,458,269 and $25,000 in cash held in its operating account as of March 31, 2022 and December 31, 2021, respectively and did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31,2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022, the Company has not experienced losses.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the Stockholders’ (deficit) equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Common stock issuance costs	(4,899,776)
Fair value of public warrants	(2,591,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	9,216,589
Common stock subject to possible redemption	$87,975,000

Net Loss per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of January 11, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for common stock:

	Three Months Ended
	March 31,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(395,409)	$(111,373)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	7,533,333	2,121,875	—	1,875,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$—	$—

Offering Costs associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrants is expensed, and offering costs associated with common stock are charged to the stockholders’ equity. The Company incurred offering costs amounting to $5,063,802 as a result of the IPO consisting of a $1,725,000 underwriting discount, $3,018,750 of deferred underwriting discount and $320,052 of other offering costs.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company has identified the United States as its only “major” tax jurisdiction. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and 2021.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On January 11, 2022, the Company sold 7,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common stock and one-half of one warrant (“public warrant”). Each whole public warrant will entitle the holder to purchase one share of Common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7). On January 14, 2022, the underwriters fully exercised the over-allotment option to purchase 1,125,000 units.

Following the closing of the IPO on January 11, 2022 and the underwriters’ fully exercise of over-allotment option on January 14, 2022, $87,975,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, purchased from the Company an aggregate of 5,062,500 Private Placement Warrants at $1.00 per Private Placement Warrant for a total purchase price of $5,062,500, each exercisable to purchase one share of common stock at an exercise price of $11.50 per whole share. Raymond James purchased an aggregate of 187,500 warrants at $1.00 per Private Placement Warrant for a total purchase price of $187,500. On January 14, 2022 following the underwriters’ fully exercise of over-allotment option the Sponsor purchased from the Company 450,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company's Common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination.

The Private Placement Warrants and the warrants included in the units sold in the offering are redeemable by the Company and exercisable by the holders on the same terms.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,156,250 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Subsequently, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. Up to 281,250 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units resulting in no founder shares subject to redemption

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the  stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under the section of this prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. (the “lock-up”).

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor and other related parties have agreed to advance the Company funds to be used for a portion of the expenses of the IPO. These advances are non-interest bearing and unsecured. These advances will be repaid after the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2022 and December 31, 2021, the Company had been advanced $90,747 and $85,777.

Due from Sponsor

The proceeds from the IPO that were not required to be deposited into the Trust Account and were available for working capital purposes in the amount of $1,874,782 were deposited into a bank account of the Sponsor. On January 12 and January 13, the Sponsor paid a total of $195,000 for the Company’s expenses related to the IPO. On January 18, 2022, the Sponsor transferred the $1,679,782 to the Company, net of offering costs paid by the Sponsor. As of March 31, 2022, the balance due from Sponsor is $0.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Administrative support agreement

Commencing on the date of the Company’s final prospectus (the “Start Date”), the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company has incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from January 11, 2022 to purchase up to 1,125,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 14, 2022, the underwriter fully exercised the over-allotment option.

The underwriters received an underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $1,500,000. On January 11, 2022, the Company paid a cash underwriting discount of $1,312,500 and granted the underwriters 187,500 Private Placement Warrants in lieu of $187,500 of cash. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5%, or $2,625,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units. As a result, the underwriters were due an additional $225,000 underwriter discount and are entitled to an additional $393,750 in a deferred underwriting discount. In lieu of receiving $225,000 in cash for the underwriter discount, the underwriters were paid $196,875 in cash and received 28,125 Private Placement Warrants.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At March 31, 2022, there were 2,156,250 shares of common stock issued and outstanding. In April 2021, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. At December 31, 2021, there were 2,156,250 common stock issued and outstanding.

The Company’ initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until the earliest of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under the section of this prospectus entitled “Principal Stockholders - Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares.

Warrants

As of March 31, 2022, there were 4,312,500 public warrants and 5,700,000 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days' prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the reported closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, the management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrant by (y) the fair market value. The “fair market value” shall mean the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that arere-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$88,015,925

The over-allotment option was accounted for a liability in accordance with ASC-480 and is presented within liabilities on the accompanying balance sheet. The over-allotment option is measured at fair value at inception and on a recurring basis until it is exercised or expires, with changes in fair value presented in the statement of operations. On January 14, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 1,125,000 Units at $10.00 per Unit and forfeited the remaining over-allotment option. The over-allotment liability was eliminated upon the forfeiture of the unexercised option.

The over-allotment option liability was valued using a Modified Black Scholes Model.

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

January 11,
2022
Exercise Price	$10.00
Volatility	6.7%
Term (days)	0.12
Risk Free Rate-Daily Treasury Yield Curve	0.07%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option Liability
Initial measurement on January 11, 2022	106,057
Elimination of over-allotment liability at January 14, 2022	(106,057)
Fair value as of March 31, 2022	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “report”) to “we,” “us” or the “Company” refer to Viscogliosi Brothers Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VBOC Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus for its initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $506,782, which was comprised of trust interest income of $41,551, offset by operating costs of $548,333.

For the three months ended March 31, 2021, we had a net loss of $0.

Liquidity and Capital Resources

On January 11, 2022, we consummated the Public Offering of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 5,250,000 warrants, at a price of $1.00 per warrant in a private placement to (i) the Sponsor which purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., which purchased an aggregate of 187,500 warrants at a price of $1.00 per warrant, each exercisable to purchase one share of Common Stock at $11.50 per share (“RJ Warrants” and, together with the Sponsor Warrants, the “Private Placement Warrants”).

On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units. As a result, the underwriters were due an additional $225,000 underwriter discount and are entitled to an additional $393,750 in a deferred underwriting discount. In lieu of receiving $225,000 in cash for the underwriter discount, the underwriters paid $196,875 in cash and received 28,125 Private Placement Warrants.

Following the closing of the IPO on January 11, 2022 and the underwriters’ fully exercise of over-allotment option on January 14, 2022, $87,975,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). We incurred $5,063,802 consisting of $1,725,000 of underwriting discount, $3,018,750 of deferred underwriting discount, and $320,052 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $498,501. Net loss of $506,782 was affected by interest earned on marketable securities held in the Trust Account of $41,551. Changes in operating assets and liabilities provided $49,832 of cash for operating activities.

For the three months ended March 31, 2021, we did not have cash used in operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $88,016,551 (including $41,551 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,458,269. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $3,018,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the Stockholders’ (deficit) equity section of the Company’s condensed balance sheet.

Net Loss Per Shares of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of March 31, 2022, respectively, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2022, we consummated our IPO of 7,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $75,000,000. Raymond James acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261561). The Securities and Exchange Commission declared the registration statements effective on January 6, 2022.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,250,000 warrants, at a price of $1.00 per warrant in a private placement to (i) the Sponsor which purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., which purchased an aggregate of 187,500 warrants at a price of $1.00 per warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $187,500 (“RJ Warrants” and, together with the Sponsor Warrants, the “Private Placement Warrants”), generating gross proceeds of $5,250,000.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On January 14, 2022, the underwriters fully exercised the over-allotment option to purchase 1,125,000 Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $11,250,000, and incurred $225,000 in cash underwriting fees and $393,750 in deferred underwriting fees.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $87,975,000 was placed in the Trust Account.

We paid a total of $1,725,000 in underwriting discounts, $3,018,750 of deferred underwriting discount, and $320,052 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 6, 2022 by and between the Company and Raymond James & Associates, Inc., as representative of the several underwriters(1)
3.1	Amended & Restated Certificate of Incorporation of the Company(1)
4.1	Warrant Agreement, dated January 6, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC(1)
10.1	Letter Agreement, dated January 6, 2022, by and among the Company and its officers, directors, and the Sponsor(1)
10.2	Investment Management Trust Agreement, dated January 6, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC(1)
10.3	Registration Rights Agreement, dated January 6, 2022, by and among the Company and certain security holders(1)
10.4	Administrative Support Agreement, dated January 6, 2022, by and between the Company and the Sponsor(1)
10.5	Indemnity Agreements, each dated as of January 6, 2022, by and between the Company and each of the officers and directors of the Company (1)
10.6	Subscription Agreement, dated January 6, 2022, by and between the Company and Viscogliosi Brothers LLC (1)
10.7	Subscription Agreement, dated January 6, 2022, by and between the Company and Raymond James & Associates, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on January 24, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Date: May 11, 2022	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Steve Ward
	Name:	Steve Ward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)