Form 10-Q
period 2022-06-30
Viscogliosi Brothers Acquisition Corp
filed 2022-08-12
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, 10,781,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,191,067	$25,000
Prepaid expenses	191,399	—
Deferred offering costs	—	487,805
Total current assets	1,382,466	512,805

Prepaid expenses, non-current	77,828	—
Marketable securities held in Trust Account	88,065,150	—
TOTAL ASSETS	$89,525,444	$512,805

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$274,487	$410,808
Due to related party	—	85,777
Total current liabilities	274,487	496,585

Deferred underwriting discount	3,018,750	—
TOTAL LIABILITIES	3,293,237	496,585

Commitments (Note 6)

Common stock subject to redemption, 8,625,000 and no shares at redemption value at June 30, 2022 and December 31, 2021, respectively	87,975,000	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 2,156,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,743,009)	(8,780)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,742,793)	16,220
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$89,525,444	$512,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$213,850	$—	$762,183	$—
Loss from operations	(213,850)	—	(762,183)	—

Other income:
Interest earned on marketable securities held in Trust Account	48,599	—	90,150	—
Other income	48,599	—	90,150	—

Net loss	$(165,251)	$—	$(672,033)	$—

Basic and diluted weighted average redeemable shares outstanding	8,625,000	—	8,127,083	—

Basic and diluted net loss per common stock, redeemable shares	$(0.02)	$—	$(0.07)	$—

Basic and diluted weighted average non-redeemable shares outstanding	2,156,250	1,875,000	2,140,625	1,875,000

Basic and diluted net loss per common stock, non-redeemable shares	$(0.02)	$—	$(0.07)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,156,250	$216	$24,784	$(8,780)	$16,220
Fair value of Public Warrants at issuance	—	—	2,591,813	—	2,591,813
Sale of 5,250,000 Private Placement Warrants	—	—	5,250,000	—	5,250,000
Sale of 450,000 Private Placement Warrants - OA	—	—	450,000	—	450,000
Allocated value of transaction costs to warrants	—	—	(164,026)	—	(164,026)
Funds received for purchase of additional founder shares	—	—	1,822	—	1,822
Remeasurement adjustment for common stock to redemption amount	—	—	(8,154,393)	(1,062,196)	(9,216,589)
Net loss	—	—	—	(506,782)	(506,782)
Balance as of March 31, 2022	2,156,250	216	—	(1,577,758)	(1,577,542)
Net loss	—	—	—	(165,251)	(165,251)
Balance as of June 30, 2022	2,156,250	$216	$—	$(1,743,009)	$(1,742,793)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	$—	$(300)	$(300)

Common stock issued to initial stockholder	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—
Balance as of March 31, 2021	2,156,250	216	24,784	(300)	24,700
Net loss	—	—	—	—	—
Balance as of June 30, 2021	2,156,250	$216	$24,784	$(300)	$24,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(672,033)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(90,150)	—
Changes in operating assets and liabilities:
Prepaid expenses	(191,399)	—
Due to related party	(85,777)	—
Accrued offering costs and expenses	273,656	—
Net cash used in operating activities	(765,703)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(87,975,000)	—
Net cash used in investing activities	(87,975,000)	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Proceeds from initial public offering, net of underwriters’ fees	84,525,000	—
Proceeds from private placement	5,700,000	—
Proceeds from directors for additional founder shares	1,822	—
Payments of offering costs	(320,052)	—
Net cash provided by financing activities	89,906,770	25,000

Net Change in Cash	1,166,067	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$1,191,067	$25,000

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750	$—
Deferred offering costs paid by advances from Sponsor	$311,310	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Viscogliosi Brothers Acquisition Corp. (the “Company”) a blank check company formed on November 24, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any potential Business Combination target.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern and Liquidity

As of June 30, 2022, the Company had approximately $1.19 million in its operating bank account and working capital of approximately $1.20 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the IPO and Private Placement not held in the Trust Account.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed unaudited financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 14, 2022, as well as the Company’s Current Report on Form 8-K. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $1,191,067 and $25,000 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company have not experienced losses.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Common stock issuance costs	(4,899,776)
Fair value of public warrants	(2,591,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	9,216,589
Common stock subject to possible redemption	$87,975,000

Net Loss per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for common stock:

	Three Months Ended
	June 30,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(132,201)	$(33,050)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$—	$—

	Six Months Ended
	June 30,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(531,927)	$(140,106)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	8,127,083	2,140,625	—	1,875,000
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$—	$—

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,156,250 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Subsequently, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. Up to 281,250 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units resulting in no founder shares subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor and other related parties have agreed to advance the Company funds to be used for a portion of the expenses of the IPO. These advances are non-interest bearing and unsecured. These advances will be repaid after the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2022 and December 31, 2021, the Company had been advanced $0 and $85,777, respectively.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Due from Sponsor

The proceeds from the IPO that were not required to be deposited into the Trust Account and were available for working capital purposes in the amount of $1,874,782 were deposited into a bank account of the Sponsor. On January 12 and January 13, the Sponsor paid a total of $195,000 for the Company’s expenses related to the IPO. On January 18, 2022, the Sponsor transferred the $1,679,782 to the Company, net of offering costs paid by the Sponsor. As of June 30, 2022, the balance due from Sponsor is $0.

Administrative support agreement

Commencing on the date of the Company’s final prospectus (the “Start Date”), the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000 in fees for these services, $30,000 of which is included in accrued expenses in the accompanying condensed balance sheet. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At June 30, 2022 and December 31, 2021, there were 2,156,250 shares of common stock issued and outstanding (excluding the 8,625,000 shares of common stock subject to possible redemption). In April 2021, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised.

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

Warrants

As of June 30, 2022, there were 4,312,500 public warrants and 5,700,000 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

JUNE 30, 2022

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

JUNE 30, 2022

(Unaudited)

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$88,065,150

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$—

The over-allotment option was accounted for a liability in accordance with ASC-480 and is presented within liabilities on the accompanying balance sheets. The over-allotment option is measured at fair value at inception and on a recurring basis until it is exercised or expires, with changes in fair value presented in the unaudited condensed statements of operations. On January 14, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 1,125,000 Units at $10.00 per Unit. The over-allotment liability was eliminated upon the full exercise of the over-allotment option.

The over-allotment option liability was valued using a Modified Black Scholes Model.

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

January 11,
2022
Exercise Price	$10.00
Volatility	6.70%
Term (days)	0.12
Risk Free Rate-Daily Treasury Yield Curve	0.07%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option Liability
Initial measurement on January 11, 2022	106,057
Elimination of over-allotment liability at January 14, 2022	(106,057)
Fair value as of March 31, 2022	—
Change in Fair Value	—
Fair value as of June 30, 2022	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “report”) to “we,” “us” or the “Company” refer to Viscogliosi Brothers Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VBOC Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our prospectus for its initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $165,251, which was comprised of operating costs of $213,850, offset by trust interest income of $48,599.

For the six months ended June 30, 2022, we had net loss of $672,033, which was comprised of operating costs of $762,183, offset by trust interest income of $90,150.

For the three and six months ended June 30, 2021, we had a net loss of $0.

Liquidity and Capital Resources

On January 11, 2022, we consummated the Public Offering of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,250,000 warrants, at a price of $1.00 per warrant in a private placement to (i) the Sponsor which purchased 5,062,500 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating total proceeds of $5,062,500 and (ii) Raymond James & Associates, Inc., which purchased an aggregate of 187,500 warrants at a price of $1.00 per warrant, each exercisable to purchase one share of Common Stock at $11.50 per share (“RJ Warrants” and, together with the Sponsor Warrants, the “Private Placement Warrants”).

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

For the six months ended June 30, 2022, cash used in operating activities was $765,703. Net loss of $672,033 was affected by interest earned on marketable securities held in the Trust Account of $90,150. Changes in operating assets and liabilities used $3,520 of cash for operating activities.

For the six months ended June 30, 2021, we did not have cash used in operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $88,065,150 (including $90,150 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $1,191,067. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, we will cease paying these monthly fees.

The underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $3,018,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

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

Derivative Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Common Stock Subject to Possible Redemption

We account for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the Stockholders’ (deficit) equity section of our condensed balance sheets.

Net Loss Per Shares of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2022, and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Steve Ward
	Name:	Steve Ward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)