Form 10-Q
period 2022-09-30
Viscogliosi Brothers Acquisition Corp
filed 2022-11-08
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 8, 2022, 10,781,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$985,531	$25,000
Prepaid expenses	198,030	—
Deferred offering costs	—	487,805
Total current assets	1,183,561	512,805

Prepaid expenses, non-current	38,914	—
Marketable securities held in Trust Account	88,470,420	—
TOTAL ASSETS	$89,692,895	$512,805

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$337,236	$410,808
Due to related party	—	85,777
Income taxes payable	50,789	—
Total current liabilities	388,025	496,585

Deferred underwriting discount	3,018,750	—
TOTAL LIABILITIES	3,406,775	496,585

Commitments (Note 6)

Common stock subject to redemption, 8,625,000 and no shares at redemption value at September 30, 2022 and December 31, 2021, respectively	88,249,631	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 2,156,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,963,727)	(8,780)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,963,511)	16,220
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$89,692,895	$512,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$280,568	$—	$1,042,751	$—
Loss from operations	(280,568)	—	(1,042,751)	—

Other income:
Interest earned on marketable securities held in Trust Account	405,270	—	495,420	—
Total other income	405,270	—	495,420	—

Income (loss) before provision for income taxes	124,702	—	(547,331)	—
Provision for income taxes	(70,789)	—	(70,789)	—
Net income (loss)	$53,913	$—	$(618,120)	$—

Basic and diluted weighted average redeemable shares outstanding	8,625,000	—	8,295,496	—

Basic and diluted net income (loss) per common stock, redeemable shares	$0.01	$—	$(0.06)	$—

Basic and diluted weighted average non-redeemable shares outstanding	2,156,250	1,875,000	2,145,910	1,875,000

Basic and diluted net income (loss) per common stock, non-redeemable shares	$0.01	$—	$(0.06)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,156,250	$216	$24,784	$(8,780)	$16,220
Fair value of Public Warrants at issuance	—	—	2,591,813	—	2,591,813
Sale of 5,250,000 Private Placement Warrants	—	—	5,250,000	—	5,250,000
Sale of 450,000 Private Placement Warrants – Over-allotment	—	—	450,000	—	450,000
Allocated value of transaction costs to warrants	—	—	(164,026)	—	(164,026)
Funds received for purchase of additional founder shares	—	—	1,822	—	1,822
Remeasurement adjustment for common stock to redemption amount	—	—	(8,154,393)	(1,062,196)	(9,216,589)
Net loss	—	—	—	(506,782)	(506,782)
Balance as of March 31, 2022	2,156,250	216	—	(1,577,758)	(1,577,542)
Net loss	—	—	—	(165,251)	(165,251)
Balance as of June 30, 2022	2,156,250	216	—	(1,743,009)	(1,742,793)
Remeasurement adjustment for common stock to redemption amount	—	—	—	(274,631)	(274,631)
Net income	—	—	—	53,913	53,913
Balance as of September 30, 2022	2,156,250	$216	$—	$(1,963,727)	$(1,963,511)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	$—	$(300)	$(300)

Common stock issued to initial stockholder	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—
Balance as of March 31, 2021	2,156,250	216	24,784	(300)	24,700
Net loss	—	—	—	—	—
Balance as of June 30, 2021	2,156,250	216	24,784	(300)	24,700
Net loss	—	—	—	—	—
Balance as of September 30, 2021	2,156,250	$216	$24,784	$(300)	$24,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(618,120)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(495,420)	—
Changes in operating assets and liabilities:
Prepaid expenses	(222,069)	—
Due to related party	(85,777)	—
Accrued offering costs and expenses	399,358	—
Income taxes payable	50,789	—
Net cash used in operating activities	(971,239)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(87,975,000)	—
Net cash used in investing activities	(87,975,000)	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Proceeds from initial public offering, net of underwriters’ fees	84,525,000	—
Proceeds from private placement	5,700,000	—
Proceeds from directors for additional founder shares	1,822	—
Payments of offering costs	(320,052)	—
Net cash provided by financing activities	89,906,770	25,000

Net Change in Cash	960,531	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$985,531	$25,000

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750	$—
Deferred offering costs paid by advances from Sponsor	$—	$42,310
Remeasurement adjustment for common stock to redemption amount	$1,336,827	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern and Liquidity

As of September 30, 2022, the Company had approximately $1 million in its operating bank account and working capital of approximately $1 million.

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

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 14, 2022, as well as the Company’s Current Report on Form 8-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $985,531 and $25,000 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company have not experienced losses.

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

As of September 30, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Common stock issuance costs	(4,899,776)
Fair value of public warrants	(2,591,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	9,491,220
Common stock subject to possible redemption	$88,249,631

Net Loss per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of September 30, 2022 and 2021, the Company did not have any dilutive

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for common stock:

	Three Months Ended
	September 30,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income	$43,130	$10,783	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted income per common share	$0.01	$0.01	$—	$—

	Nine Months Ended
	September 30,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net loss	$(491,084)	$(127,036)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	8,295,496	2,145,910	—	1,875,000
Basic and diluted loss per common share	$(0.06)	$(0.06)	$—	$—

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  The Company’s effective tax rate was 56.77% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (12.93)% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, purchased from the Company an aggregate of 5,062,500 Private Placement Warrants at $1.00 per Private Placement Warrant for a total purchase price of $5,062,500, each exercisable to purchase one share of common stock at an exercise price of $11.50 per whole share. Raymond James purchased an aggregate of 187,500 warrants at $1.00 per Private Placement Warrant for a total purchase price of $187,500. On January 14, 2022 following the underwriters’ fully exercise of over-allotment option the Sponsor purchased from the Company 450,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor and other related parties have agreed to advance the Company funds to be used for a portion of the expenses of the IPO. These advances are non-interest bearing and unsecured. These advances will be repaid after the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2022 and December 31, 2021, the Company had been advanced $0 and $85,777, respectively.

Due from Sponsor

The proceeds from the IPO that were not required to be deposited into the Trust Account and were available for working capital purposes in the amount of $1,874,782 were deposited into a bank account of the Sponsor. On January 12 and January 13, the Sponsor paid a total of $195,000 for the Company’s expenses related to the IPO. On January 18, 2022, the Sponsor transferred the $1,679,782 to the Company, net of offering costs paid by the Sponsor. As of September 30, 2022, the balance due from Sponsor is $0.

Administrative support agreement

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 in fees for these services, $20,000 of which is included in accrued expenses in the accompanying condensed balance sheet. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed at IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from January 11, 2022 to purchase up to 1,125,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 14, 2022, the underwriter fully exercised the over-allotment option.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At September 30, 2022 and December 31, 2021, there were 2,156,250 shares of common stock issued and outstanding (excluding the 8,625,000 shares of common stock subject to possible redemption). In April 2021, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised.

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

Warrants

As of September 30, 2022, there were 4,312,500 public warrants and 5,700,000 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the reported closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrant by (y) the fair market value. The “fair market value” shall mean the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$88,470,420

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

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

January 11,
2022
Exercise Price	$10.00
Volatility	6.70%
Term (days)	0.12
Risk Free Rate-Daily Treasury Yield Curve	0.07%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option Liability
Initial measurement on January 11, 2022	106,057
Elimination of over-allotment liability at January 14, 2022	(106,057)
Fair value as of September 30, 2022	$—

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

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Initial Business Combination (as defined below), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our prospectus for its initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $53,913, which was comprised of trust interest income of $405,270, offset by operating costs of $280,568 and provision for income taxes of $70,789.

For the nine months ended September 30, 2022, we had net loss of $618,120, which was comprised of operating costs of $1,042,751, offset by trust interest income of $495,420 and provision for income taxes of $70,789.

For the three and nine months ended September 30, 2021, we had a net loss of $0.

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

For the nine months ended September 30, 2022, cash used in operating activities was $971,239. Net loss of $ 618,120 was affected by interest earned on marketable securities held in the Trust Account of $495,420. Changes in operating assets and liabilities provided $142,301 of cash for operating activities.

For the nine months ended September 30, 2021, we did not have cash used in operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $88,470,420 (including $495,420 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $985,531. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Shares of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of September 30, 2022, and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Date: November 8, 2022	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Steve Ward
	Name:	Steve Ward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)