Form 10-K
period 2022-12-31
Viscogliosi Brothers Acquisition Corp
filed 2023-03-30
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s common stock outstanding at June 30, 2022, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for common stock on such date, as reported on The Nasdaq Global Market LLC, was $84,956,250.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2023 was 20,793,750 including shares of common stock underlying the units and warrants, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this this Annual Report on Form 10-K including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; or
●	our financial performance following our initial public offering.

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

Fares Zahir, CFA, ASA is the CEO of Xeraya Capital Sdn Bhd since January 2012. He has around 25 years of experience in the field of investments in public and private equities. Mr. Zahir was previously with Khazanah Nasional Bhd, where he headed the Life Sciences Unit that formulates investment strategies and monitors the organisation’s life sciences investments. Mr. Zahir also headed Khazanah’s Research Unit that undertakes research work in the areas of financial capital markets, industrial organisation and economics. Fares co-founded Xeraya Capital during his tenure in Khazanah together with other team members who collectively provided key advice and guidance to the Government of Malaysia on incentivising the Malaysian private sector to invest in risk capital. Fares has been a board member of the Malaysian Technology Development Corporation (MTDC) since October 2005 and was appointed as an independent board member of the Malaysian BioEconomy Development Corporation (formerly known as Malaysian Biotechnology Corporation) in December 2011. In addition, he sits on the board of investee companies in the US, Germany and in Malaysia. From 1999 to 2005, Fares was Director, Investment Research at UBS Investment Bank where he was a key member of their top-rated Malaysian equity research team. Prior to that he was a fund manager with the Schroder Group (also a JV company of the PNB Group) where he managed the Schroder Group’s institutional client portfolio after serving as an investment analyst, making investment recommendations to the Schroder Group’s portfolio managers worldwide. Fares started his career in Malaysia in the actuarial department of American International Assurance Co Ltd in Kuala Lumpur. Fares holds a Bachelor of Economics degree in Actuarial Studies from Macquarie University in Australia and a Master of Applied Science in Operations Research from University Technology Sydney. He is also a Chartered Financial Analyst (CFA) and an Associate of the Society of Actuaries (ASA) of North America.

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

Our goal is to acquire a platform company in the NMS industry that has a:

●	Well-established, differentiated product portfolio with significant growth potential;
●	Product pipeline with a consistent cadence of new product rollouts;
●	Strong management team with a shared vision to create a dominant player within the NMS industry and the ability to rapidly grow the business;
●	Wide distributor network with potential for expansion;
●	Diverse and loyal user base;
●	Strong margins with visible revenue growth potential;
●	and would benefit from being publicly traded and having access to incremental growth capital.

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

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our sponsor, officers, or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;
●we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●if our initial business combination is not consummated within 18 months of the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●upon the consummation of our initial public offering, $76,500,000, or $87,975,000 if the over-allotment option is exercised in full, shall be placed into the trust account;
●we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;
●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;
●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;
●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;
●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;
●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);
●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;
●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;
●	Our insiders receiving compensation in connection with a business combination; and
●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

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

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) or International Financial Reporting Standards, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

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

Holders of Record

As of December 31, 2022, there were 10,106,151 of our shares of Common Stock issued and outstanding held by seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 24, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have not generated any revenues to date. Our only activities from November 24, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $581,523, which consists of formation and operational costs of $1,593,491 and provision for income tax of $214,321, offset by interest earned on marketable securities held in the Trust Account of $1,226,289.

For the year ended December 31, 2021, we had a net loss of $8,480, which consists of formation and operational costs.

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

For the year ended December 31, 2022, cash used in operating activities was $1,192,622. Net loss of $581,523 was affected by interest earned on marketable securities held in the Trust Account of $1,226,289. Changes in operating assets and liabilities provided $615,190 of cash for operating activities.

For the year ended December 31, 2021, we did not have cash used in operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $89,201,289 (including $1,226,289 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $762,326. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Shares of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position
John J. Viscogliosi	54	Chief Executive Officer, President and Chairman
Steve Ward	63	Treasurer and Chief Financial Officer
F. Samuel Eberts III	64	Director
Dan Drawbaugh	64	Director
John N. Kastanis	73	Director
Fares Zahir	55	Director
Marc R. Viscogliosi	48	Director
Jack E. Zigler	70	Director

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

F. Samuel Eberts III is an international legal executive with over 30 years of diverse experience in healthcare, biotechnology, and specialty consumer products industries. He is the Chief Executive Officer of Darter Group LLC, a healthcare consultancy which he founded in 2013, a Senior Lecturing Fellow at Duke University School of Law, and a Partner with Market Street HealthCare Partners. From 2004 to 2019, Mr. Eberts was the Chief Legal Officer, Corporate Secretary and Senior Vice President of Corporate Affairs for Laboratory Corporation of America Holdings, a leading global life sciences company. Prior to his roles at LabCorp, Mr. Eberts was Vice President, Secretary, and General Counsel of Stepan Company. Before joining Stepan Company, he was Assistant General Counsel for Cardinal Health, Inc., and Associate General Counsel for Allegiance Healthcare Corporation. Prior to that time, he was Chief Counsel at Baxter International’s North American Biotech division, and Corporate Counsel in the Office of the General Counsel at Baxter International Inc. Mr. Eberts is the Chairman of the Board of Easter Seals UCP of North Carolina and Virginia, Chairman of the Board of Synergy VetPet Inc. and a Board member of Duo Technologies, LLC. He is also a member of the Board of Trustees for Endicott College and the Wilson Council of the Woodrow Wilson International Center for Scholars. Mr. Eberts has previously served as Director and Member of the Investment Committee of MedCap Growth Equity Funds and as Board Member of the Alamance Community College Foundation. Mr. Eberts received his Bachelor of Science in Political Science at Loyola University of Chicago and later obtained his J.D. from Boston University School of Law.

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

John N. Kastanis, MBA, FACHE, is an accomplished health systems executive with significant experience leading and teaching, high acute/tertiary/quaternary-care and specialty hospitals. His core expertise is in strategic planning, governance, fund development and academic medicine, while also managing large Medicaid and Medicare patient populations. Mr. Kastanis has a proven record of success with financial turnarounds, mergers, corporate restructurings, integrated delivery network development, labor-management negotiations and performance improvement. As President and CEO of University Hospital, Newark, NJ from 2016 to 2018, Mr. Kastanis led the state’s primary teaching hospital and clinical research site for Rutgers New Jersey Medical School, the state’s only Northern New Jersey Level 1 Trauma Center, and the EMS 911 service for the City of Newark. Kastanis has also served from 2011 to 2016 as President and CEO at Temple University Hospital and led the Hospital for Joint Diseases Orthopedic Hospital, among several others. Since 2018 he has been the Principal & Consultant of JNK Consulting, an independent healthcare consulting practice where he has served as an Advisory Board Member for multiple companies. He has served on numerous boards and commissions including more recently with the Board of Managers of the Vizient University Health System Consortium, the New Jersey Hospital Association, the Greater Newark Healthcare Coalition, the Greater New York Hospital Association and America’s Essential Hospitals. Mr. Kastanis holds an MBA in healthcare management from Baruch College-Mount Sinai School of Medicine, a B.A. in Political Science from Queens College and is Board Certified as a Life Fellow in the American College of Healthcare Executives (LFACHE). He has also provided recent lectures to medical societies, medical ground rounds, and universities (Harvard and Arcadia) on health care reform and financial & operational turnarounds.

Fares Zahir, CFA, ASA is the CEO of Xeraya Capital Sdn Bhd since January 2012. He has around 25 years of experience in the field of investments in public and private equities. Mr. Zahir was previously with Khazanah Nasional Bhd, where he headed the Life Sciences Unit that formulates investment strategies and monitors the organisation’s life sciences investments. Mr. Zahir also headed Khazanah’s Research Unit that undertakes research work in the areas of financial capital markets, industrial organisation and economics. Fares co-founded Xeraya Capital during his tenure in Khazanah together with other team members who collectively provided key advice and guidance to the Government of Malaysia on incentivising the Malaysian private sector to invest in risk capital. Fares has been a board member of the Malaysian Technology Development Corporation (MTDC) since October 2005 and was appointed as an independent board member of the Malaysian BioEconomy Development Corporation (formerly known as Malaysian Biotechnology Corporation) in December 2011. In addition, he sits on the board of investee companies in the US, Germany and in Malaysia. From 1999 to 2005, Fares was Director, Investment Research at UBS Investment Bank where he was a key member of their top-rated Malaysian equity research team. Prior to that he was a fund manager with the Schroder Group (also a JV company of the PNB Group) where he managed the Schroder Group’s institutional client portfolio after serving as an investment analyst, making investment recommendations to the Schroder Group’s portfolio managers worldwide. Fares started his career in Malaysia in the actuarial department of American International Assurance Co Ltd in Kuala Lumpur. Fares holds a Bachelor of Economics degree in Actuarial Studies from Macquarie University in Australia and a Master of Applied Science in Operations Research from University Technology Sydney. He is also a Chartered Financial Analyst (CFA) and an Associate of the Society of Actuaries (ASA) of North America.

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

Dr. Jack E. Zigler, MD, FACS, FAAOS, is an orthopedic spine surgeon and from 2008 to 2018 was Medical Director at the Texas Back Institute (TBI). He was Co-Director of the Spine Surgery Fellowship Program at TBI and served as Principal Investigator or Sub-Investigator on approximately twelve FDA studies. Dr. Zigler previously served from 1991 to 1996 as a Clinical Professor of Orthopedic Surgery at the USC School of Medicine and from 1994 to 1996 at the UCI School of Medicine. At that time, Dr. Zigler was also the Chief of the Spinal Injury Service and the Director of Fellowship & Residency Training at the Rancho Los Amigos Medical Center. Since 2018 he has been a member of the Medical Advisory Board of Veritas Health, International Society for the Advancement of Spine Surgery (“ISASS”), a member of the Board of Trustees of AO Spine, and an Associate Editor at the SAS Journal. Dr. Zigler is a Past President of the American Spinal Injury Association and Past President of the International Society for the Advancement of Spine Surgery. He has additionally served as chairman of multiple boards, including the AO Lumbar Degenerative Expert Group, the Exhibits and Membership Committees of the Cervical Spine Research Society, the CSRS Committee on Patient Education, the Program Committee of the American Spinal Injury Association and the Task Force on Aging of the North American Spine Society. In addition, Dr. Zigler was a board member of Capital Bank, a publicly traded bank based in San Juan Capistrano, where he served as chairman of the compensation committee. Dr. Zigler has published over 90 papers in the peer-reviewed scientific literature and has authored three textbooks on spine surgery. He received multiple postgraduate training certificates as an Arnold Fellow in Spine Surgery at the Department of Orthopedic Surgery, Case Western Reserve University School of Medicine, a Resident and Chief Resident in Orthopedic Surgery at Mount Sinai School of Medicine and Resident in Surgery at the Long Island Jewish — Hillside Medical Center. Dr. Zigler received his Bachelor of Science (Distinction) from Cornell University and later obtained his M.D. (cum laude) from the SUNY Upstate Medical Center in Syracuse, NY.

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

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education, and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining to which entity a particular business opportunity should be presented, any pre-existing fiduciary obligation will be presented the opportunity before we are presented with it.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	Our officers and directors will not receive distributions from the trust account with respect to any of their founder shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable, or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability, and exercise period.

The conflicts described above may not be resolved in our or your favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Entity’s Business	Affiliation
John J. Viscogliosi	Viscogliosi Brothers, LLC	Financial Services	Principal Co-Founder
	VB Asset Management, LLC	Financial Services	Principal Co-Founder
	Viscogliosi & Co., Inc.	Financial Services	Principal Co-Founder
	VB Angel Network LLC	Financial Services	Co-Founder and Chairman
	VB Enviro Care, LLC	Medical Device	Co-Founder and Board Member
	MCRA, LLC	Medical Device and Biologics	Co-Founder and Board Member
	Spine BioPharma, LLC	CRO Biologics	Co-Founder and Board Member
	Woven Orthopedic Technologies, LLC	Medical Device	Co-Founder
	Companion Spine, LLC	Medical Device	Co-Founder
	Centinel Spine, LLC	Medical Device	Consultant and VB Portfolio Company
	Diamond Orthopedic, LLC	Medical Device	Consultant and VB Portfolio Company
	Enhatch, Inc.	Medical Device	Consultant and VB Portfolio Company
	Ni-Q, LLC	Medical Device	Consultant and VB Portfolio Company
	VB Healthcare Opportunities Fund	Medical Device	Consultant and VB Portfolio Company
	VB Venture Partners VI	Investment Fund	Company Senior Partner
	VB Venture Partners VII	Special Purpose Vehicle	Managing Member
	VB Venture Partners IX	Special Purpose Vehicle	Managing Member
	VB Venture Partners X	Special Purpose Vehicle	Managing Member
	VB Venture Partners XI	Special Purpose Vehicle	Managing Member
	VB Venture Partners XII	Special Purpose Vehicle	Managing Member
	VB Venture Partners XIII	Special Purpose Vehicle	Managing Member
	VB Venture Partners XIV	Special Purpose Vehicle	Managing Member
	VB Venture Partners XV	Special Purpose Vehicle	Managing Member
	VB Venture Partners XVI	Special Purpose Vehicle	Managing Member
	VB Venture Partners XVII	Special Purpose Vehicle	Managing Member

Individual	Entity	Entity’s Business	Affiliation
Steve Ward	Viscogliosi Brothers, LLC	Financial Services	Acting CFO
F. Samuel Eberts III	Daerter Group, LLC	Healthcare and Information Technology	Sole Owner
	Duke University Law School	Higher Education	Senior Lecturing Fellow
	Endicott College	Higher Education	Trustee
	Market Street Healthcare Partners	Financial Services	Partner
	Easters Seals UCP of Virginia and North Carolina	Medical Mental Health and Disability Services	Board Member
Dan Drawbaugh	The Steadman Clinic, LLC	Orthopedic Clinic	CEO
	Steadman Philippon Research Institute	Orthopedic Research	COE
	MJP Innovations	Orthopedic Research	Co-Owner
	Orthopedic Care Partners Duquesne University	Medical Device	Board Member
	Orthopedic Clinic Orthopedic Research	Hospital and Healthcare Higher Education	Board Member
John N. Kastanis	JNK Consulting, LLC	Healthcare Consulting Telehealth	Principal Consultant
	MedSign International Corp.	Medical Device	Board Member
	McGinley Orthopaedic Innovations, LLC	Medical Device	Board Member
	StoneBridge Healthcare, LLC	Hospital Finance and Turnaround Acquisition	Management Team Member
Fares Zahir	Xeraya Capital Sdn Bhd	Financial Services	CEO
	Xeraya Capital Labuan Ltd	Financial Services	CEO
	Malaysian Technology Development Corporation	Financial Services	Board Member
Marc R. Viscogliosi	Viscogliosi Brothers, LLC	Financial Services	Principal
	VB Asset Management, LLC	Financial Services	Co-Founder
	Viscogliosi & Co., Inc.	Financial Services	Co-Founder
	VB Angel Network, LLC	Financial Services	Co-Founder
	VB Enviro Care, LLC	Medical Device	Co-Founder and Chairman
	MCRA, LLC	Medical Device and Biologics CRO Biologics	Board Member
	Spine Biopharma, LLC	Medical Device	Chairman & CEO
	Woven Orthopedic	Medical Device	Co-Founder and Board

Individual	Entity	Entity’s Business	Affiliation
	Technologies, LLC	Member
	Companion Spine, LLC	Medical Device	Co-Founder – Board Member
	Centinel Spine, LLC	Medical Device	VB Portfolio Company
	Diamond Orthopedic, LLC	Medical Device	VB Portfolio Company
	Enhatch, Inc. Ni-Q, LLC	Medical Device	VB Portfolio Company
	VB Venture Partners VI	SPV	Managing Member
	VB Venture Partners VII	SPV	Managing Member
	VB Venture Partners IX	SPV	Managing Member
	VB Venture Partners X	SPV	Managing Member
	VB Venture Partners XI	SPV	Managing Member
	VB Venture Partners XII	SPV	Managing Member
	VB Venture Partners XIII	SPV	Managing Member
	VB Venture Partners XIV	SPV	Managing Member
	VB Venture Partners XV	SPV	Managing Member
	VB Venture Partners XVI	SPV	Managing Member
	VB Venture Partners XVII	SPV	Managing Member
	Paradigm Spine, LLC	Medical Device	Chairman & CEP
Jack E. Zigler	Texas Back Institute	Spine Surgery and Clinical Research	Senior Partner
	Zigler Motors, Inc.	Motor Vehicle Sales	President and Sole Owner
	International Society for the Advancement of Spinal Surgery (IASS)	Education and Advocacy for Spinal Surgeons	Member until 5/15/21

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

		Approximate
	Number of	Percentage of
	Shares Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
VBOC Holdings, LLC(2)	2,036,250	23.61%
John J. Viscogliosi	2,036,250	23.61%
Steve Ward	0	*
F. Samuel Eberts III	30,000	*
Dan Drawbaugh	30,000	*
John N. Kastanis	30,000	*
Fares Zahir	0	*
Marc R. Viscogliosi	2,036,250	23.61
Dr. Jack E. Zigler	30,000	*
All directors and executive officers as a group (8 individuals)	2,156,250	23.61%
Linden GP LLC(3)	650,000	8.7%
Saba Capital Management GP, LLC(4)	607,064	5.6%
Owl Creek Asset Management, L.P.(5)	600,000	5.6%
Shaolin Capital Management LLC(6)	627,600	7.3%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viscogliosi Brothers Acquisition Corp., 505 Park Avenue, 14th Floor New York, NY 10022.
(2)	Consists of shares of common stock owned by VBOC Holdings, LLC, for which Viscogliosi Brothers, LLC is the managing member. Anthony, John J. and Marc R. Viscogliosi, as the Principals of Viscogliosi Brothers, LLC share voting and dispositive control over the shares.

(3)	Pursuant to a Schedule 13G filed on January 14, 2022. The address for the Reporting Person is 590 Madison Avenue, 15th Floor, New York, New York 10022. The statement is filed on behalf of each of the following persons (collectively, the “Reporting Persons”): Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”); Linden GP LLC, a Delaware limited liability company (“Linden GP”); Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”); and Siu Min (Joe) Wong (“Mr. Wong”). As of January 11, 2022, each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 650,000 Shares. This 650,000 amount consists of 606,997 Shares held by Linden Capital and 43,003 Shares held by the Managed Accounts. As of January 11, 2022, each of Linden GP and Linden Capital may be deemed the beneficial owner of the 606,997 Shares held by Linden Capital. The Statement relates to Shares (as defined herein) held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts.
(4)	Pursuant to a Schedule 13G/A filed on February 14, 2023. The address for the Reporting Person is 405 Lexington Avenue, 58th Floor, New York, New York 10174. Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The filing of the statement should not be construed as an admission that any of the forgoing persons or the Reporting Persons is, for the purposes of Section 13 of the Act, the beneficial owner of the Common Stock reported therein.
(5)	Pursuant to a Schedule 13G filed on February 9, 2023. The address for each Reporting Person is 640 Fifth Avenue, 20th Floor, New York, NY 10019. The Reporting Persons are (i) Owl Creek Asset Management, L.P., a Delaware limited partnership and the investment manager of a certain fund and a sub-advisor to a certain sub-account (the “Owl Creek Fund and Account”), with respect to the shares of Common Stock owned by the Owl Creek Fund and Account; and (ii) Jeffrey A. Altman (“Mr. Altman”), as managing member of the general partner of Owl Creek Asset Management, L.P., with respect to the shares of Common Stock owned by the Owl Creek Fund and Account. The filing of the statement should not be construed as an admission that any of the foregoing persons or any Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the shares of Common Stock reported therein. The Reporting Persons share voting and dispositive power with respect to the securities.
(6)	Pursuant to a Schedule 13G filed on February 9, 2023. The address for each Reporting Person is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The filing of the statement should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein.

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

Related Party Advances

The Sponsor has agreed to advance the Company funds to be used for a portion of the expenses of the initial public offering. These advances are non- interest bearing and unsecured. These advances were repaid upon the closing of the initial public offering out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2022 and 2021, the Company had been advanced $0 and $85,777, respectively.

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

The underwriters are entitled to a deferred fee of $0.35 per unit, or $3,018,750 due to the option to fully exercise their overallotment, in the aggregate, which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees charged by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $110,725 and $98,730, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, respectively there were no fees.

Tax Fees. We paid Marcum LLP for tax planning and tax preparation the amount of $1,633 and $6,695 for the year ended December 31, 2022 and 2021, respectively.

All Other Fees. We did not pay Marcum for any other services for years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 14, 2022)
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

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Dated: March 30, 2023	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Viscogliosi	Chief Executive Officer, President and Chairman (Principal Executive Officer	March 30, 2023
John J. Viscogliosi

/s/ Steve Ward	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Steve Ward

/s/ F. Samuel Eberts III	Director	March 30, 2023
F. Samuel Eberts III

/s/ Dan Drawbaugh	Director	March 30, 2023
Dan Drawbaugh

/s/ John N. Kastanis	Director	March 30, 2023
John N. Kastanis

/s/ Fares Zahir	Director	March 30, 2023
Fares Zahir

/s/ Marc R. Viscogliosi	Director	March 30, 2023
Marc R. Viscogliosi

/s/ Jack E. Zigler	Director	March 30, 2023
Jack E. Zigler

VISCOGLIOSI BROTHERS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viscogliosi Brothers Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viscogliosi Brothers Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until July 11, 2023 to consummate a Business Combination. If a Business Combination is not consummated by the required date, then the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY

March 30, 2023

VISCOGLIOSI BROTHERS ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$762,326	$25,000
Prepaid expenses	155,655	—
Deferred offering costs	—	487,805
Total current assets	917,981	512,805

Marketable securities held in Trust Account	89,201,289	—
TOTAL ASSETS	$90,119,270	$512,805

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$583,482	$410,808
Due to related party	—	85,777
Due to Sponsor	1,822	—
Income taxes payable	194,321	—
Total current liabilities	779,625	496,585

Deferred underwriting discount	3,018,750	—
TOTAL LIABILITIES	3,798,375	496,585

Commitments (Note 6)

Common stock subject to redemption, 8,625,000 and no shares at redemption value at December 31, 2022 and 2021, respectively	88,769,583	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 2,156,250 shares issued and outstanding at December 31, 2022 and 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(2,448,904)	(8,780)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,448,688)	16,220
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$90,119,270	$512,805

The accompanying notes are an integral part of the financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,593,491	$8,480
Loss from operations	(1,593,491)	(8,480)

Other income:
Interest earned on marketable securities held in Trust Account	1,226,289	—
Total other income	1,226,289	—

Loss before provision for income taxes	(367,202)	(8,480)
Provision for income taxes	(214,321)	—
Net loss	$(581,523)	$(8,480)

Basic and diluted weighted average redeemable shares outstanding	8,378,777	—

Basic and diluted net loss per common stock, redeemable shares	$(0.06)	$(0.00)

Basic and diluted weighted average non-redeemable shares outstanding	2,148,523	1,875,000

Basic and diluted net loss per common stock, non-redeemable shares	$(0.06)	$(0.00)

The accompanying notes are an integral part of the financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2021	—	$—	$—	$(300)	$(300)
Common stock issued to initial stockholders	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(8,480)	(8,480)
Balance – December 31, 2021	2,156,250	216	24,784	(8,780)	16,220
Fair value of Public Warrants at issuance	—	—	2,591,813	—	2,591,813
Sale of 5,250,000 Private Placement Warrants	—	—	5,250,000	—	5,250,000
Sale of 450,000 Private Placement Warrants – Over-allotment	—	—	450,000	—	450,000
Allocated value of transaction costs to warrants	—	—	(164,026)	—	(164,026)
Remeasurement adjustment for common stock to redemption amount	—	—	(8,152,571)	(1,858,601)	(10,011,172)
Net loss	—	—	—	(581,523)	(581,523)
Balance – December 31, 2022	2,156,250	$216	$—	$(2,448,904)	$(2,448,688)

The accompanying notes are an integral part of the financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(581,523)	$(8,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,226,289)	—
Changes in operating assets and liabilities:
Prepaid expenses	(466,965)	—
Due to related party	(85,777)	—
Due to Sponsor	1,822	—
Accrued offering costs and expenses	971,789	8,480
Income taxes payable	194,321	—
Net cash used in operating activities	(1,192,622)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(87,975,000)	—
Net cash used in investing activities	(87,975,000)	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Proceeds from initial public offering, net of underwriters’ fees	84,525,000	—
Proceeds from private placement	5,700,000	—
Payment of offering costs	(320,052)	—
Net cash provided by financing activities	$89,904,948	$25,000

Net Change in Cash	737,326	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$762,326	$25,000

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750	$—
Deferred offering costs paid by advances from Sponsor	$5,000	$55,777
Deferred offering costs included in accrued offering costs and expenses	$—	$402,328
Remeasurement adjustment for common stock to redemption amount	$10,011,172	$—

Supplemental cash flow information:
Cash paid for income taxes	$20,000	$—

The accompanying notes are an integral part of the financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2022, the Company had not commenced any operations other than activities related to its search for a business with which to consummate our initial business combination. All activity for the period from November 24, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern and Liquidity

As of December 31, 2022, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $0.4 million.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had $762,326 and $25,000 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were in money market funds, which primarily invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, there were no assets held in the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Common stock issuance costs	(4,899,776)
Fair value of public warrants	(2,591,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	10,011,172
Common stock subject to possible redemption, December 31, 2022	$88,769,583

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s unrecognized tax benefits were nil at December 31, 2022 and 2021 and management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for common stock:

	For the Years Ended December 31,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(462,840)	$(118,683)	$—	$(8,480)
Denominator:
Basic and diluted weighted average shares outstanding	8,378,777	2,148,523	—	1,875,000
Basic and diluted loss per common share	$(0.06)	$(0.06)	$—	$(0.00)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,156,250 shares of common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 8,625,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Subsequently, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares are not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On December 22, 2022, one director returned 30,000 shares and forfeited ownership.Up to 281,250 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment was exercised. On January 14, 2022, the underwriter fully exercised their over-allotment option with respect to the 1,125,000 option units resulting in no founder shares subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor and other related parties have agreed to advance the Company funds to be used for a portion of the expenses of the IPO. These advances are non-interest bearing and unsecured. These advances will be repaid after the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2022 and 2021, the Company had been advanced $0 and $85,777, respectively.

Due from Sponsor

The proceeds from the IPO that were not required to be deposited into the Trust Account and were available for working capital purposes in the amount of $1,874,782 were deposited into a bank account of the Sponsor. On January 12 and January 13, the Sponsor paid a total of $195,000 for the Company’s expenses related to the IPO. On January 18, 2022, the Sponsor transferred the $1,679,782 to the Company, net of offering costs paid by the Sponsor. As of December 31, 2022, the balance due from Sponsor is $0.

Administrative support agreement

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company has incurred $120,000 in fees for these services, $20,000 of which is included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2021, the Company did not incur any fees for these services.

Due diligence agreement

The Company has agreed to pay an affiliate of the Sponsor for due diligence service. For the year ended December 31, 2022, the Company incurred $47,344 in fees for these services, $30,088 of which is included in accrued expenses in the accompanying balance sheet. For the year ended December 31, 2021, the Company did not incur any fees for these services.

Special Committee

The Company formed a special committee to review the possible target of a related party spine company.

Business Combination

The Company is not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers, or directors. In the event the Company seeks to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor or any of the officers or directors or a committee of independent directors, to the extent required by applicable law or the board of directors, will obtain an opinion from an independent investment banking firm or another independent accounting firm that such initial business combination or transaction is fair to all involved parties from a financial point of view.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS

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

NOTE 7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At December 31, 2022 and 2021, there were 2,156,250 shares of common stock issued and outstanding (excluding the 8,625,000 shares of common stock subject to possible redemption). In April 2021, an aggregate of 150,000 founder shares were transferred to directors of the Company. These 150,000 shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On December 22, 2022, one director returned 30,000 shares and forfeited ownership.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares.

Warrants

As of December 31, 2022, there were 4,312,500 public warrants and 5,700,000 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Start-up costs	$293,214	$1,781
Total deferred tax asset	293,214	1,781
Valuation allowance	(293,214)	(1,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$214,321	$—
Deferred	(291,433)	(1,781)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	291,433	1,781
Income tax provision	$214,321	$—

As of December 31, 2022 and 2021, the Company did not have any U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance were $291,433 and $1,781, respectively.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Valuation allowance	(79.4)%	(21.0)%
Income tax provision	(58.4)%	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of a full valuation allowances of $293,214 and $1,781 on deferred tax assets as of December 31, 2022 and 2021, respectively.

The Company files federal income tax returns and is subject to examination since inception.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$89,201,289

The over-allotment option was accounted for a liability in accordance with ASC-480 and is presented within liabilities on the accompanying balance sheets. The over-allotment option is measured at fair value at inception and on a recurring basis until it is exercised or expires, with changes in fair value presented in the statements of operations. On January 14, 2022, the underwriters fully exercised their over-allotment option to purchase an additional 1,125,000 Units at $10.00 per Unit. The over-allotment liability was eliminated upon the full exercise of the over-allotment option.

The over-allotment option liability was valued using a Modified Black Scholes Model, which was considered to be a Level 3 fair value measurement.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

January 11,
2022
Exercise Price	$10.00
Volatility	6.70%
Term (days)	0.12
Risk Free Rate-Daily Treasury Yield Curve	0.07%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option Liability
Fair value as of January 11, 2022	$106,057
Elimination of over-allotment liability on January 14, 2022	(106,057)
Fair value as of December 31, 2022	$—

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.