Form 10-Q
period 2023-03-31
Viscogliosi Brothers Acquisition Corp
filed 2023-05-12
CIK 1853920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, 10,781,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$309,935	$762,326
Prepaid expenses	176,741	155,655
Total current assets	486,676	917,981

Marketable securities held in Trust Account	90,070,726	89,201,289
TOTAL ASSETS	$90,557,402	$90,119,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$308,823	$583,482
Due to sponsor	1,474	1,822
Income taxes payable	381,268	194,321
Total current liabilities	691,565	779,625

Deferred underwriting discount	3,018,750	3,018,750
TOTAL LIABILITIES	3,710,315	3,798,375

Commitments (Note 6)

Common stock subject to redemption, 8,625,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	89,512,862	88,769,583

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 2,156,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	216	216
Additional paid-in capital	—	—
Accumulated deficit	(2,665,991)	(2,448,904)
TOTAL STOCKHOLDERS’ DEFICIT	(2,665,775)	(2,448,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,557,402	$90,119,270

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Operating costs	$227,087	$548,333
Loss from operations	(227,087)	(548,333)

Other income:
Interest earned on marketable securities held in Trust Account	940,226	41,551
Total other income	940,226	41,551

Income (loss) before provision for income taxes	713,139	(506,782)
Provision for income taxes	(186,947)	—
Net income (loss)	$526,192	$(506,782)

Basic and diluted weighted average redeemable shares outstanding	8,625,000	7,533,333

Basic and diluted net income (loss) per common stock, redeemable shares	$0.05	$(0.05)

Basic and diluted weighted average non-redeemable shares outstanding	2,156,250	2,121,875

Basic and diluted net income (loss) per common stock, non-redeemable shares	$0.05	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	2,156,250	$216	$—	$(2,448,904)	$(2,448,688)
Remeasurement adjustment for common stock to redemption amount	—	—	—	(743,279)	(743,279)
Net income	—	—	—	526,192	526,192
Balance as of March 31, 2023	2,156,250	$216	$—	$(2,665,991)	$(2,665,775)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,156,250	$216	$24,784	$(8,780)	$16,220
Fair value of Public Warrants at issuance	—	—	2,591,813	—	2,591,813
Sale of 5,250,000 Private Placement Warrants	—	—	5,250,000	—	5,250,000
Sale of 450,000 Private Placement Warrants – Over-allotment	—	—	450,000	—	450,000
Allocated value of transaction costs to warrants	—	—	(164,026)	—	(164,026)
Funds received for purchase of additional founder shares	—	—	1,822	—	1,822
Remeasurement adjustment for common stock to redemption amount	—	—	(8,154,393)	(1,062,196)	(9,216,589)
Net loss	—	—	—	(506,782)	(506,782)
Balance as of March 31, 2022	2,156,250	$216	$—	$(1,577,758)	$(1,577,542)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$526,192	$(506,782)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(940,226)	(41,551)
Changes in operating assets and liabilities:
Prepaid expenses	17,828	(308,309)
Due to related party	—	4,970
Due to sponsor	(348)	—
Accrued offering costs and expenses	(313,573)	353,171
Income taxes payable	186,947	—
Net cash used in operating activities	(523,180)	(498,501)

Cash Flows from Investing Activities:
Cash withdrawn from trust to pay franchise taxes	70,789	—
Investment of cash in Trust Account	—	(87,975,000)
Net cash provided by (used in) investing activities	70,789	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	—	84,525,000
Proceeds from private placement	—	5,700,000
Proceeds from directors for additional founder shares	—	1,822
Payments of offering costs	—	(320,052)
Net cash provided by financing activities	—	89,906,770

Net Change in Cash	(452,391)	1,433,269
Cash – Beginning of period	762,326	25,000
Cash – End of period	$309,935	$1,458,269

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$—	$3,018,750
Deferred offering costs paid by advances from Sponsor	$—	$5,000
Remeasurement adjustment for common stock to redemption amount	$743,279	$9,216,589

The accompanying notes are an integral part of the unaudited condensed financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations other than activities related to its search for a business with which to consummate our initial business combination. All activity for the period from November 24, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Going Concern and Liquidity

As of March 31, 2023, the Company had approximately $0.3 million in its operating bank account and working capital of approximately $0.4 million.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had $309,935 and $762,326 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were in money market funds, which primarily invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Through March 31, 2023, the Company withdrew an amount of $70,789 in the interest income from the Trust Account to pay tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2023 and December 31, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$86,250,000
Less:
Common stock issuance costs	(4,899,776)
Fair value of public warrants	(2,591,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	10,011,172
Common stock subject to possible redemption, December 31, 2022	88,769,583
Plus:
Remeasurement adjustment of carrying value to redemption value	743,279
Common stock subject to possible redemption, March 31, 2023	$89,512,862

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  The Company’s effective tax rate was 26.21% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes of valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Net Income (Loss) per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for common stock:

	For the Three Months Ended
	March 31,
	2023		2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$420,954	$105,238	$(395,409)	$(111,373)
Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	2,156,250	7,533,333	2,121,875
Basic and diluted income (loss) per common share	$0.05	$0.05	$(0.05)	$(0.05)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 8).

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 3. PUBLIC OFFERING

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Related Party Advances

The Sponsor and other related parties have agreed to advance the Company funds to be used for a portion of the expenses of the IPO. These advances are non-interest bearing and unsecured. These advances will be repaid after the closing of the IPO out of the $1,750,000 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2023 and December 31, 2022, the Company had no advances due to related party, respectively.

Due to Sponsor

On December 22, 2022, one director returned 30,000 shares and forfeited his ownership. As of March 31, 2023 and December 31, 2022, the balance due to Sponsor is $1,474 and $1,822, respectively.

Due from Sponsor

The proceeds from the IPO that were not required to be deposited into the Trust Account and were available for working capital purposes in the amount of $1,874,782 were deposited into a bank account of the Sponsor. On January 12, 2022 and January 13, 2022, the Sponsor paid a total of $195,000 for the Company’s expenses related to the IPO. On January 18, 2022, the Sponsor transferred the $1,679,782 to the Company, net of offering costs paid by the Sponsor. As of March 31, 2023 and December 31, 2022, the balance due from Sponsor is $0 and $0, respectively.

Administrative support agreement

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for general and administrative services including office space, utilities, and secretarial support. Upon completion of the initial business combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2023 and December 31, 2022, the Company had accrued $10,000 and $20,000, respectively, which is included in the accompanying unaudited condensed balance sheets. For each of the three months ended March 31, 2023 and 2022, the company incurred $30,000 in fees for these services, and paid $20,000 and $30,000, respectively.

Due diligence agreement

The Company has agreed to pay an affiliate of the Sponsor for due diligence service. As of March 31, 2023 and December 31, 2022, the Company had accrued $0 and $30,088, respectively, which is included in the accompanying unaudited condensed balance sheets.  For the three months ended March 31, 2023 and March 31, 2022, the Company did not incur any fees for these services.

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 6. COMMITMENTS

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed at the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At March 31, 2023 and December 31, 2022, there were 2,156,250 shares of common stock issued and outstanding (excluding the 8,625,000 shares of common stock subject to possible redemption).

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

Warrants

As of March 31, 2023, there were 4,312,500 public warrants and 5,700,000 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

MARCH 31, 2023

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$90,070,726

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$89,201,289

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Results of Operations

We have not generated any revenues to date. Our only activities from November 24, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $526,192, which was comprised of trust interest income of $940,226, offset by operating costs of $227,087 and provision for income taxes of $186,947.

For the three months ended March 31, 2022, we had net loss of $506,782, which was comprised of operating costs of $548,333, offset by the trust interest income of $41,551.

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

For the three months ended March 31, 2023, cash used in operating activities was $523,180. Net income of $526,192 was affected by interest earned on marketable securities held in the Trust Account of $940,226. Changes in operating assets and liabilities used $109,146 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $90,070,726 (including $2,095,726 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn of $70,789 of interest earned from the Trust Account to pay taxes.

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

As of March 31, 2023, we had cash of $309,935. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Net Income (Loss) Per Shares of Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of March 31, 2023, and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VISCOGLIOSI BROTHERS ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ John J. Viscogliosi
	Name:	John J. Viscogliosi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Steve Ward
	Name:	Steve Ward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)